Form 10QSB
period 1994-03-31
ISOMET CORP
filed 1995-05-15
CIK 52708

                      SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.
                                     20549

                                  FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED                                      COMMISSION FILE NUMBER
  MARCH 31, 1995                                                0-4671

                              ISOMET CORPORATION

STATE OF INCORPORATION                               IRS EMPLOYER IDENTIFICATION
     NEW JERSEY                                            NO. 22-1591074

                    ADDRESS OF PRINCIPAL EXECUTIVE OFFICERS
                             5263 PORT ROYAL ROAD
                          SPRINGFIELD, VIRGINIA 22151

                 REGISTRANT'S TELEPHONE NUMBER: (703) 321-8301

            COMMON SHARES OUTSTANDING ON MARCH 31, 1995: 1,905,590

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

  X  YES        NO
- - -----      -----

                              ISOMET CORPORATION
                         Part 1: Financial Information

                         Item 1: Financial Statements

A. Statement of Income (1) (2) (3) (000 omitted)


                                                          Three Months Ended
                                                               March 31
                                                           1995        1994
                                                         ---------------------
     1.) Revenues:
             a. Sales                                    $   1,203   $   1,453
             b. Interest Income                                  1           1
             c. Other Income                                     2          --
                                                         ---------   ---------
                                                         $   1,206   $   1,454
                                                         ---------   ---------
     2.) Costs & Expenses:
             a. Cost of Sales                            $     783   $     889
             b. Selling, General & Administrative              369         337
             c. Research & Development                          40         113
             d. Interest Expense                                51          48
             e. Non-recurring Charges-Isomet Japan              --         274
                                                         ---------   ---------
         Total Costs & Expenses                          $   1,243   $   1,661
                                                         ---------   ---------
     3.) Income (loss) before taxes on income &
         extraordinary items                             $     (37)  $    (207)
     4.) Provision for taxes on income                           1           1
                                                         ---------   ---------
     5.) Income (loss) before extraordinary items        $     (38)  $    (208)
     6.) Extraordinary Items, Gain from
         Disposal of Subsidiary (4)                             --          52
                                                         ---------   ---------
     7.) Net Income (loss)                               $     (38)  $    (156)
                                                         =========   =========
     8.) Earnings (loss) per share:
           Income (loss) before extraordinary item       $   (0.02)  $   (0.11)
           Extraordinary Item                                   --        0.03
                                                         ---------   ---------
           Net Income (loss) per share                   $   (0.02)  $   (0.08)
                                                         =========   =========
     9.) Weighted Average Number of shares outstanding   1,905,590   1,905,590
    10.) Dividends per share                                    --          --


     (1) This Financial Statement is unaudited.
     (2) The results for interim periods are not necessarily indicative of results to be expected for the year due to:
             a. Fluctuations in order receipt and customer delivery.
             b. Fluctuations in yield in major manufacturing processes may cause fluctuations in operating results for interim periods.
     (3) In the opinion of management, all adjustments have been made which are necessary to reflect a fair statement of the results for the three month periods ended March 31, 1995 and March 31, 1994. All such adjustments are of a normal and recurring nature.

                             Financial Statements

                      B. Balance Sheet (1) (000 omitted)


                                                       March 31    December 31
                                                         1995          1994
                                    ASSETS
Current Assets
       Cash and Equivalent                             $    219      $    293
       Accounts Receivable, Net                             938           953
       Other Current Assets                                 438           421
       Inventories (2)                                    3,249         3,129
                                                       --------      --------
                                                       $  4,844      $  4,796
Property and Equipment at Cost                         $  2,814      $  2,797
       Less accumulated depreciation                      2,420         2,387
                                                       --------      --------
                                                       $    394      $    410
                                                       --------      --------
Other Assets                                           $    101      $     83
                                                       --------      --------
                                                       $  5,339      $  5,289
                                                       ========      ========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
       Accounts Payable                                $    314      $    296
       Accrued Liabilities                                  350           306
       Notes Payable to Banks                             1,654           319
       Notes Payable to Others                               77            51
                                                       --------      --------
                                                       $  2,395      $    972
Long Term Liabilities                                  $     27      $  1,405
                                                       --------      --------
Minority Interest in Consolidated Subsidiary                  7             7
                                                       --------      --------
Stockholders' Equity (Deficit) (3)
       Common Stock par value $1 per share;
       authorized 2,500,000 shares; Issued and
       outstanding:                                    $  1,906      $  1,906
       Capital contributed in excess of par value         4,221         4,221
       Unamortized Deferred Compensation                   (130)         (138)
       Accumulated Deficit                               (3,176)       (3,138)
       Foreign Exchange Adjustment                           89            54
                                                       --------      --------
                                                          2,910         2,905
                                                       --------      --------
                                                       $  5,339      $  5,289
                                                       ========      ========
(1) Unaudited, subject to year-end adjustments
(2) Inventory Breakdown
       Parts and Raw Material                          $  1,206      $  1,171
       Work in Process                                    1,459         1,466
       Finished Goods                                       584           492
                                                       --------      --------
                                                       $  3,249      $  3,129
                                                       ========      ========
(3) The number of shares of common stock
    reserved for issuance upon the exercise of
    options granted or to be granted                    245,000       245,000


                             Financial Statements

                          C. Statement of Cash Flows
                       Three Months Ended March 31, 1995

                                 (000 omitted)


                                                             1995        1994
                                                            ------      ------
Cash Flows From Operating Activities
     Net Income (Loss)                                      $  (38)     $ (208)
Adjustments to Reconcile Net Income (Loss) to Net
 Cash Provided by Operating Activities
     Depreciation & Amortization                            $   23      $   21
     Amortization of Deferred Compensation                       8           8
     Changes in Assets & Liabilities
     (Increase) Decrease in Accounts Receivable                 15         308
     (Increase) Decrease in Other Current Assets               (17)        (25)
     (Increase) Decrease in Inventories                       (120)        210
     Increase (Decrease) in Accounts Payable                    18         (30)
     Increase (Decrease) in Accrued Liabilities                 44         (24)
     (Increase) Decrease in Other Assets                       (18)        (48)
                                                            ------      ------
          Total Adjustments                                 $  (47)     $  420
                                                            ------      ------
          Net Cash Provided (Used) by Operating
          Activities                                        $  (85)     $  212
                                                            ------      ------
Cash Flows From Investing Activities
     Proceeds from Disposal of Subsidiary                   $   --      $   82
     Purchase of Property and Equipment                         --          --
     Proceeds from Sale of Property & Equipment                 --           6
                                                            ------      ------
     Net Cash (Used) by Financing Activities                $   --      $   88

Cash Flows from Financing Activities
     Proceeds of Long-Term Debt and Notes Payable           $  153      $   31
     Principal Payments Under Long Term Debt
      & Notes Payable                                         (107)       (577)
                                                            ------      ------
     Net Cash Provided (Used) by Financing Activities       $   46      $ (546)
                                                            ------      ------
     Effect of Exchange Rate Changes on Cash                $  (35)     $    4
                                                            ------      ------
Net Increase (Decrease) in Cash                             $  (74)     $ (242)
                                                            ------      ------
Cash at Beginning of Year                                   $  293      $  343
                                                            ------      ------
Cash at March 31                                            $  219      $  101
                                                            ------      ------
Supplemental Disclosures of Cash Flow Information
     Cash Paid During the Period for:
          Interest                                          $   51      $   31
                                                            ------      ------
          Income taxes                                      $   --      $    1
                                                            ------      ------


         Item 2: Management's Analysis of Quarterly Income Statements

     Due to a lower level of color scanner shipments in this year's first quarter, consolidated revenue decreased to $1,206,000 from $1,454,000 last year.

     The first quarter of 1995 resulted in a consolidated net loss of $(38,000), or $(.02) per share compared to $(156,000), or $(.08) per share in last year's first period. The 1994 first quarter results included net non-recurring charges from the disposal of our Japanese subsidiary of $(222,000), or $(.12) per share. The quarterly cost of sales percentage increased to 65% from 61% in last year's first quarter. This 65% however, is consistent with the percentage experienced for fiscal year 1994. Period costs, in total, decreased by approximately $38,000 from last year's first quarter level. We expect period costs to remain relatively constant over the balance of 1995.

     New orders in the first quarter totaled $1,624,000 compared to $1,230,000 last year. Unfilled orders on March 31, 1995 totaled $1,456,000 compared to $1,079,000 on the same date last year and $943,000 on December 31, 1994.

                          Part II: Other Information

1.  Legal proceedings

        None

2.  Change in Securities

        None

3.  Defaults Upon Senior Securities

        None

4.  Submission of Matters to a Vote of Security Holders

        None

5.  Other Information

        None

6.  Exhibits and Reports on Form 8K

        a.) Exhibits - None

        b.) No reports on Form 8K have been filed by the Registrant during the quarter ended March 31, 1995.

                              ISOMET CORPORATION

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ISOMET CORPORATION


                                        ----------------------------------------
                                        Registrant


                                        By  /s/  Jerry W. Rayburn
                                          --------------------------------------
                                                 Jerry W. Rayburn
                                                 Executive Vice President
                                                 Finance & Treasurer


Date:
     --------------------------