Form 10QSB
period 1995-06-30
ISOMET CORP
filed 1995-08-07
CIK 52708

                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.
                                     20549

                                  FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended                                        Commission File Number
  June 30, 1995                                                  0-4671


                              ISOMET CORPORATION

State of Incorporation                               IRS Employer Identification
    New Jersey                                               No. 22-1591074



                    Address of Principal Executive Offices
                             5263 Port Royal Road
                          Springfield, Virginia 22151



                 Registrant's Telephone Number: (703) 321-8301

             Common Shares Outstanding on June 30, 1995: 1,905,590



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.

                            x      Yes          No
                        -----              -----

                              ISOMET CORPORATION
                        Part 1:  Financial Information
                        ------------------------------

                         Item 1:  Financial Statements
                         -----------------------------

A.  Statement of Income (1) (2) (3) (000 omitted)

                                                        Three Months Ended              Six Months Ended
                                                             June 30                        June 30
                                                        1995            1994           1995           1994
                                                        --------------------           -------------------
1.  Revenues
        a.  Sales                                       $1,365          $1,343         $2,567         $2,797
        b.  Interest Income                                  5               1              6              1
        c.  Other Income                                     3              --              6             --
                                                        ------          ------         ------         ------
                                                        $1,373          $1,344         $2,579         $2,798
                                                        ------          ------         ------         ------

2.  Costs and Expenses
        a.  Cost of Sales                               $  914          $  834         $1,697         $1,724
        b.  Selling, General & Administrative              321             323            690            660
        c.  Research & Development                          18              80             59            193
        d.  Interest Expense                                51              55            102            103
        e.  Non-Recurring Charges -
            Isomet Japan                                    --              --             --            274
                                                        ------          ------         ------         ------

Total Costs and Expenses                                $1,304          $1,292         $2,548         $2,954
                                                        ------          ------         ------         ------

3.  Income (Loss) Before Taxes on Income &
    Extraordinary Items                                 $   69          $   52         $   31         $ (156)

4.  Provisions for Taxes on Income                           1               1              1              1
                                                        ------          ------         ------         ------

5.  Income (Loss) Before Extraordinary Items            $   68          $   51         $   30         $ (157)

6.  Extraordinary Item - Gain on Disposal of
    Subsidiary                                              --              --             --             52
                                                        ------          ------         ------         ------

7.  Net Income (Loss)                                   $   68          $   51         $   30         $ (105)
                                                        ------          ------         ------         ------

8.  Earnings (Loss) Per Share:
    Income (Loss) Before Extraordinary Item             $  .04          $  .03         $  .02         $ (.09)
    Extraordinary Item                                      --              --             --            .03
                                                        ------          ------         ------         ------

Net Income (Loss) Per Share                             $  .04          $  .03         $  .02         $ (.06)
                                                        ------          ------         ------         ------

9.  Weighted Average Number of Shares
    Outstanding                                         1,905,600       1,905,600      1,905,600      1,905,600

10. Dividends Per Share                                   --          --                 --             --

(1)     This Financial Statement is unaudited.
(2) The results for interim periods are not necessarily indicative of results to be expected for the year due to:
        a.     Fluctuations in order receipt and customer delivery.
        b. Fluctuations in yield in manufacturing processes may cause fluctuations in operating results for interim periods.
(3) In the opinion of management, all adjustments have been made which are necessary to reflect a fair statement of the results for the three and six months ended June 30, 1995 and June 30, 1994.. All such adjustments are of a normal and recurring nature.

                              ISOMET CORPORATION
                             Financial Statements
                      B. Balance Sheet (1) (000 Omitted)

                                                                        June 30       December 31
                                                                          1995             1994
                                                                        -----------------------
Current Assets

         Cash and Equivalent                                            $  146        $  293
         Accounts Receivable, Net                                          981           953
         Other Current Assets                                              490           421
         Inventories (2)                                                 3,166         3,129
                                                                        ------        ------
                                                                        $4,783        $4,796
                                                                        ------        ------

Property and Equipment at Cost                                          $2,823        $2,797
         Less Accumulated Depreciation                                   2,435         2,387
                                                                        ------        ------

                                                                        $  388        $  410
                                                                        ------        ------

Other Assets                                                            $   95        $   83
                                                                        ------        ------

                                                                        $5,266        $5,289
                                                                        ------        ------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
         Accounts Payable                                                  298        $  296
         Accrued Liabilities                                               321           306
         Notes Payable to Banks                                          1,585           319
         Notes Payable to Others                                            64            51
                                                                        ------        ------
                                                                        $2,268        $  972

Long Term Liabilities                                                   $   18        $1,405
                                                                        ------        ------
Minority Interest in Consolidated Subsidiary                                 7             7
                                                                        ------        ------

Stockholders' Equity (Deficit (3))
         Common Stock Par Value $1 Per Share:
         Authorized 2,500,000 Shares; Issued and
         Outstanding:                                                   $1,906        $1,906
         Capital Contributed in Excess of Par Value                      4,221         4,221
         Unamortized Deferred Compensation                                (122)         (138)
         Accumulated Deficit                                            (3,108)       (3,138)
         Foreign Exchange Adjustment                                        76            54
                                                                        ------        ------
                                                                         2,973         2,905
                                                                        ------        ------
                                                                        $5,266        $5,289
                                                                        ------        ------
(1)  Unaudited, Subject to Year-End Adjustments
(2)  Inventory Breakdown
         Parts and Raw Material                                         $  718         1,171
         Work in Process                                                 1,566         1,466
         Finished Goods                                                    882           492
                                                                        ------        ------
                                                                        $3,166        $3,129
                                                                        ------        ------
(3)  The number of shares of common stock reserved for
     issuance upon the exercise of options granted or to be
     granted.                                                           245,000       245,000

                              ISOMET CORPORATION
                             Financial Statements

                          C. Statement of Cash Flows
                           Six Months Ended June 30

                                 (000 Omitted)

                                                         1995                    1994
                                                         ----------------------------
Cash Flows From Operating Activities
     Net Income (Loss)                                   $  30                   $(105)

Adjustments to Reconcile Net Income (Loss) to Net
Cash Provided by Operating Activities
     Depreciation & Amortization                         $  46                   $  41
     Amortization of Deferred Compensation                  16                      16
     Changes in Assets & Liabilities
     (Increase) Decrease in Accounts Receivable            (28)                    602
     (Increase) Decrease in Other Current Assets           (69)                    (83)
     (Increase) Decrease in Inventories                    (37)                    181
     Increase (Decrease) in Accounts Payable                 2                     (39)
     Increase (Decrease) in Accrued Liabilities             15                     (71)
     (Increase) Decrease in Deposits                       (12)                    (48)
                                                         -----                   -----

     Total Adjustments                                   $ (67)                  $ 599
                                                         -----                   -----

     Net Cash Provided (Used) by Operating Activities    $ (37)                  $ 494
                                                         -----                   -----

Cash Flows From Investing Activities
     Proceeds from Disposal of Subsidiary                $  -                    $  82
     Purchase of Property & Equipment                       -                       -
     Proceeds From Sale of Property & Equipment              4                       6
                                                         -----                   -----
     Net Cash (Used) by Investing Activities             $   4                   $  88
                                                         -----                   -----

Cash Flows From Financing Activities
     Proceeds of Long-Term Debt and Notes Payable        $  93                   $  31
     Principal Payments Under Long Term Debt
     & Notes Payable                                      (185)                   (826)
                                                         -----                   -----

     Net Cash Provided (Used) by Financing Activities    $ (92)                  $(795)
                                                         -----                   -----

     Effect of Exchange Rate Changes on Cash             $ (22)                  $ (21)
                                                         -----                   -----

     Net Increase (Decrease) in Cash                     $(147)                  $(234)
                                                         -----                   -----

Cash at Beginning of Year                                $ 293                   $ 343
                                                         -----                   -----

Cash at June 30                                          $ 146                   $ 109
                                                         -----                   -----

Supplemental Disclosures of Cash Flow Information
     Cash Paid During the Year for:

     Interest                                            $  99                   $  93
                                                         -----                   -----

     Income Taxes                                        $                       $   1
                                                         -----                   -----

                              ISOMET CORPORATION
                              ------------------


         ITEM 2:  MANAGEMENT'S ANALYSIS OF QUARTERLY INCOME STATEMENTS
         -------------------------------------------------------------



      Revenue for the second quarter of 1995 totaled $1,373,000, slightly higher than $1,344,000 in 1994. Net profit this year was $68,000, or $.04 per share compared to $51,000 or $.03 per share last year, as operating cost levels this year were relatively consistent with those experienced in the second quarter of 1994.

      For the six months ended June 30, 1995, revenue of $2,579,000 was approximately $220,000 below the 1994 level. This decline was primarily due to a lower level of color scanner shipments in the first quarter of 1995, compared to the same period in 1994. For the first half of 1995 net earnings were $30,000 or $.02 per share, compared to a net loss in 1994 of $(105,000) or $(.06) per share. The 1994 results included a non-recurring net charge to income of $222,000 related to Isomet Japan's first quarater of 1994 operations and the sale of this subsidiary, effective March 31, 1994.

      New orders totaled $1,071,000 for the quarter and $2,695,000 for the current six month period, compared to $1,626,000 and $2,821,000, respectively, last year. Unfilled orders on June 30, 1995 totaled $1,138,000, compared to $1,127,000 on the same date last year and $943,000 on December 31, 1994.

                              ISOMET CORPORATION
                              ------------------

                          Part II: Other Information



     1.  Legal Proceedings

                 None

     2.  Change in Securities

                 None

     3.  Defaults Upon Senior Securities

                 None

     4.  Submission of Matters to a Vote of Security Holders

                 At the Company's May 25, 1995 Annual Meeting of shareholders, the following directors were elected:

                 Leon Bademian
                 Lee R. Marks
                 Thomas P. Meloy, Jr.
                 Jerry W. Rayburn
                 Henry Zenzie

     5.  Other Information

                 None

     6.  Exhibits and Reports on Form 8K

                 a.    Exhibits -

                       Exhibit 27 - Financial Data Schedule for quarter ended June 30, 1995.

                 b. No reports on Form 8K have been filed by the Registrant during the quarter ended June 30, 1995.

                              ISOMET CORPORATION


                                  Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    ISOMET CORPORATION
                                                    ---------------------------
                                                    Registrant



                                                 By /s/ Jerry W. Rayburn
                                                    ---------------------------

                                                    Jerry W. Rayburn
                                                    Executive Vice President
                                                    Finance and Treasurer


Date: August 7, 1995
      --------------