Form 10-K/A
period 1988-12-31
ISOMET CORP
filed 1995-10-20
CIK 52708

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-K/A

                        Amendment Number 1 to Form 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

For Fiscal Year Ended                              Commission File Number
  December 31, 1988                                        0-4671

                               ISOMET CORPORATION
                               ------------------

State of Incorporation                            IRS Employer Identification
      New Jersey                                         No. 22-1591074

                     Address of Principal Executive Offices
                              5263 Port Royal Road
                          Springfield, Virginia  22151

                  Company's Telephone Number:  (703) 321-8301

          Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

          Securities Registered Pursuant to Section 12(g) of the Act:

                                  Common Stock
                                Par Value $1.00

                             1,896,340 Shares Were
                        Outstanding on January 31, 1989

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of The Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                                                   ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of regulations S-K is not contained herein, and will not be contained, to the best of registrant knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     On January 31, 1989, the approximate aggregate market value of the voting stock held by non-affiliates of the Company was $6,423,865.

     The Company hereby amends the following portion of the Company's Form 10-K for the fiscal year ended December 31, 1988:

                                    PART III

ITEM X    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
          -----------------------------------------------

          The following table sets forth certain information regarding each director and nominee.


                                         POSITION WITH
NOMINEE                        AGE      THE CORPORATION       SINCE
-------                        ---      ---------------       -----

Leon Bademian                   56  Executive Vice President   1981
                                    Operations and Director

Lee R. Marks                    53  Secretary, Director        1987

Thomas P. Meloy, Jr., Ph.D.     63  Director                   1977

Jerry W. Rayburn                48  Executive Vice President   1977
                                    Finance, Treasurer and
                                    Director

Henry Zenzie                    59  President, Director        1968

Business Experience
-------------------

     The principal occupation of each director and nominee for the last five years and directorships held by each such person as follows:

     Leon Bademian is Executive Vice President Operations and Technical Director of the Corporation.

     Lee R. Marks is a member of the law firm of Ginsburg Feldman and Bress Chartered.

     Thomas P. Meloy, Jr. Ph.D. is Benedum Professor, West Virginia University.

     Jerry W. Rayburn is Executive Vice President, Finance and Treasurer of the Corporation.

     Henry Zenzie is President of the Corporation. He is also a private investor in Henry Zenzie & Company, Princeton, NJ. Prior to joining the Corporation as President in 1981, Mr. Zenzie was Senior Vice President of Prescott, Ball and Turben, New York, New York from 1978.

Family Relationships

     There are no family relationships between any director, executive officer or director nominee.

Certain Relationships and Related Transactions

     The law firm of Ginsburg, Feldman and Bress, Chartered, of which Lee R. Marks, a Director and Nominee Director of the Corporation, is a partner, received fees in fiscal 1988 for legal services rendered to the Corporation. It is anticipated that Ginsburg, Feldman and Bress will continue to provide legal services to the Corporation, to be billed at the law firm's usual hourly rates, in 1989.

Meetings and Committees of the Board of Directors

     The Board of Directors held one meeting in the fiscal year ended December 31, 1988, which was attended by four of the five directors.

     The Board of Directors has no standing audit, nominating, compensation of similar committee.

ITEM XI   MANAGEMENT/RENUMERATION
          -----------------------

Cash Compensation
-----------------

     The following table sets forth the aggregate amount of cash compensation that the Corporation paid for services rendered during fiscal year ended December 31, 1988 to (i) the executive officers of the Corporation whose annual cash compensation exceeded $60,000, and (ii) all executive officers of the Corporation as a group.


NAME OF INDIVIDUAL        CAPACITIES IN             CASH
OR NUMBER IN GROUP        WHICH SERVED              COMPENSATION
------------------        --------------            ------------

Leon Bademian             Executive Vice President      $110,506

Robert Bonner             Vice President                $ 63,394

Frank Hamby               Vice President                $ 63,394

Delmar R. Rader           Vice President                $ 63,394

Jerry W. Rayburn          Executive Vice President      $110,506

Henry Zenzie              President                     $ 75,253

All Executive Officers
as a group (6 persons)                                  $483,447


Compensation Pursuant to Plans

     401(k) Plan and Trust. On December 16, 1987, the Board of Directors approved and adopted the Isomet Corporation 401(k) Plan and Trust (the "401(k) Plan") on behalf of the Corporation, effective as of January 1, 1988.

     The 401(k) Plan is a tax qualified defined contribution plan under which employees may defer up to 15% of their compensation on a pre-tax basis to the 401(k) Plan. The Corporation is required to match each employee's salary deferrals up to 2% of the employee's compensation. The 401(k) Plan also allows the Corporation to make discretionary profit sharing contributions to the 401(k) Plan, which is to be allocated to participants in proportion to the employee's total compensation.

     Incentive Stock Option Plan. On March 30, 1983, the Board of Directors adopted the Isomet Corporation Incentive Stock Option Plan (the "Plan"), effective as of August 11, 1982. The Plan was approved by the holders of a majority of the outstanding shares of the Corporation's common stock present, or represented by proxy, at the Annual Meeting of Stockholders on May 5, 1983. Under the Plan 150,000 shares of common stock are reserved for purchase by eligible employees of the Corporation at a price not less than the fair market value on the date of grant.


Description of the Plan

     Eligible Participants. All key employees of the Corporation and its subsidiaries who are selected by the Board of Directors are eligible to receive options, other than an employee who owns more than 10% of the voting power of the Corporation.

     Federal Income Tax Consequences. All options granted under the Plan are intended to qualify as "incentive stock options" under Section 422A of the Internal Revenue Code of 1986, as amended. The Corporation is not entitled to a business expense deduction with respect to options granted under the Plan. No tax consequence results to an employee upon the grant or exercise of an option. An employee will be taxed only when he sells stock acquired under the Plan and, provided certain "holding period" requirements are met, the sale will be taxed as a capital gain.

     Administration. The Plan is administered by the Board of Directors of the Corporation. The Board of Directors has the authority to determine which employees of the Corporation will be granted options under the Plan and the number of shares covered by each option.

     Purchase of Common Stock - Price and Expiration Dates. The option price is the fair market value of the Corporation's Common Stock on the date of grant.

     Each option may be exercised in whole or in part at any time following the first anniversary of the date of grant except that (i) the option shall be exercisable for not more than one-fourth of the number of shares covered during the second year following the date it is granted, (ii) the option shall be exercisable for not more than one-half of the number of shares covered (including any exercise pursuant to (i) above) during the third year following the date it is granted, (iii) the option shall be exercisable for not more than three-fourths of the number of shares covered (including any exercise pursuant to (i) and (ii) above) during the fourth year following the date it is granted, and (iv) the option shall be exercisable in full after four years from the date it is granted; and provided further, that the optionee is still an employee.

     The options granted under the Plan terminate within three months after severance of the optionee's employment relationship with the Corporation for any reason, other than death, and are not transferable except by will or intestate succession. Options must be granted under the Plan on or before August 10, 1992, the termination date of the plan to the extent not exercised, all options expire five years from the date of grant.

     Market Price of Common Stock. The bid and asked price of the Common Stock of the Corporation that may he issued upon exercise of the options was $5.00 and $5.75 respectively on the over-the-counter market as quoted by NASDAQ at the close of business on January 31, 1989 .

     Options Outstanding. In fiscal 1988, the Board of Directors did not authorize the grant of any options under the Plan. As of December 31, 1988, 87,875 shares were reserved for grant of future options under the plan. During fiscal 1988, options to purchase 625 shares of common stock were exercised at $1.75 per share on November 14, 1988. On that day, the bid and asked price of the common stock of the Corporation was 5 1/4 and 6, respectively.

     Options Outstanding and Exercised. The following table sets forth information with respect to options granted under the Plan during the last three fiscal years as to the person and groups identified therein.

                                            COMMON STOCK

PERSON                             SHARES SUBJECT  AVERAGE PER SHARE   OPTIONS
OR GROUP                             TO OPTIONS     EXERCISE PRICE    EXERCISED
--------                           --------------  -----------------  ---------

Leon Bademian
Executive Officer, Director            15,000              $1.75          -0-

Jerry W. Rayburn
Executive Officer, Director            15,000              $1.75          -0-

Robert Bonner
Executive Officer                       2,500              $1.75          -0-

Delmar Rader
Executive Officer                       2,500              $1.75          -0-

Frank Hamby
Executive Officer                       2,500              $1.75          -0-

All Executive Officers
as a Group                             37,500              $1.75          -0-

All Directors who are not
Executive Officers as a Group             -0-                N/A          N/A

All Employees (Including all
current non-Executive officers)
as a Group                             61,000              $1.91          625


     Nonqualified Stock Options. On June 2, 1988 the Board of Directors approved the grant of non-qualified options to purchase common stock to certain officers and directors of the Corporation as follows: (i) Henry Zenzie, 30,000 option shares; (ii) Leon Bademian, 30,000 option shares; (iii) Jerry W. Rayburn, 30,000 option shares; and (iv) Lee R. Marks, 7,500 option shares. The exercise price for all options granted is $1.75 per share. These non-qualified options terminate ten years from the date of grant and are exercisable only upon the occurrence of a specified future event.

     On May 28, 1987 the Board of Directors approved the grant of non-qualified options to purchase common stock to certain officers and directors of the Corporation as follows: (i) Thomas Meloy, Jr., 10,000 option shares; (ii) Henry Zenzie, 10,000 option shares; and (iii) Lee R. Marks, 7,500 option shares. The exercise price for all options granted in $1.75 per share (the fair market value of the shares on the date of grant). The option shares were granted in recognition of past and ongoing service to the Corporation. These nonqualified options terminate seven years from the date of grant and are exercisable at any time before then. Each of the options is evidenced by a separate option agreement setting forth the terms and conditions of exercise of the option.

Compensation of Directors

     Directors' Fees.  The Corporation does not pay directors' fees.

ITEM XII  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

                                            COMMON STOCK
                                            -------------

   NAME OF                AMOUNT AND NATURE                 PERCENT
BENEFICIAL OWNER       OF BENEFICIAL OWNERSHIP/1/         OF CLASS/2/
----------------       --------------------------         -----------

Leon Bademian
Officer, Director
and Nominee                        8,550/3/                   .45

Lee R. Marks
Officer, Director
and Nominee                        9,833/4/                   .52

Thomas P. Meloy, Jr.
Director and Nominee
413 Jefferson Street
Morgantown, WV  26505            147,264/5/                  7.72

Jerry W. Rayburn
Officer, Director
and Nominee                       17,500/6/                   .92

Henry Zenzie
Officer, Director
and Nominee                      555,566/7/                 29.14

All directors and officers
as a group (8 persons)           752,313                    38.65

------------------------------------
/1/ Unless otherwise indicated each person has sole voting and investment power with respect to the shares beneficially owned.

/2/ Calculated on the basis of 1.896 340 shares of Common Stock outstanding at April 30, 1989, plus, in the case of the individual option holder additional shares of Common Stock deemed to be outstanding because such shares may be acquired within 60 days of that date through the exercise of outstanding options.

/3/ Includes 7,500 shares that Mr. Bademian has an option to acquire within 60 days of April 30 1989.

/4/ Includes 7,500 shares that Mr. Marks has an option to acquire within 60 days of April 30 1989.

/5/ Includes 10,000 shares that Mr. Meloy has an option to acquire within 60 days on April 30, 1989.

/6/ Includes 7,500 shares that Mr. Rayburn has an option to acquire within 60 days of April 30, 1989.

/7/ Includes 135,566 shares as to which Mr. Zenzie disclaims beneficial ownership and 10,000 shares that Mr. Zenzie has an option to acquire within 60 days of April 30, 1989.

ITEM XIII CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     None other than set forth above.


                                   SIGNATURES
                                   ----------


     Pursuant to the requirement of The Securities Exchange Act of 1934, the Registrant has duly caused this Amendment Number 1 to Form 10-K for the fiscal year ended December 31, 1988 to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    ----------------------------------
                                    ISOMET CORPORATION
                                    (Registrant)



Date:  October    , 1995             By:
               ---                      ------------------------------
                                         Jerry W. Rayburn
                                         Executive Vice President
                                         Finance and Treasurer and Director