Form 10-K/A
period 1990-12-31
ISOMET CORP
filed 1995-10-20
CIK 52708

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-K/A

                        Amendment Number 1 to Form 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

For Fiscal Year Ended                              Commission File Number
  December 31, 1990                                       0-4671

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

                                  Common Stock
                                Par Value $1.00

                             1,898,590 Shares Were
                        Outstanding on January 31, 1991

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

      Indicate by check mark if disclosure of delinquent filers pursuant to
      Item 405 of regulations S-K is not contained herein, and will not be contained, to the best of registrant knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

      On January 31, 1991, the approximate aggregate market value of the voting stock held by non-affiliates of the Company was $6,678,437.

     The Company hereby amends the following portion of the Company's Form 10-K for the fiscal year ended December 31, 1990:

                                    PART III

ITEM X    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
          -----------------------------------------------

          The following table sets forth certain information regarding each director and nominee.


                                         POSITION WITH
NOMINEE                        AGE      THE CORPORATION       SINCE
-------                        ---      ---------------       -----

Leon Bademian                   59  Executive Vice President   1981
                                    Operations and Director

Lee R. Marks                    55  Secretary, Director        1987

Thomas P. Meloy, Jr., Ph.D.     65  Director                   1977

Jerry W. Rayburn                50  Executive Vice President   1977
                                    Finance, Treasurer and
                                    Director

Henry Zenzie                    61  President, Director        1968


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

Certain Relationships and Related Transactions
----------------------------------------------

     The law firm of Ginsburg, Feldman and Bress, Chartered, of which Lee R. Marks, a Director and Nominee Director of the Corporation, is a member, received fees in fiscal 1990 for legal services rendered to the Corporation. It is anticipated that Ginsburg, Feldman and Bress will continue to provide legal services to the Corporation, to be billed at the law firm's usual hourly rates, in 1991.

Meetings and Committees of the Board of Directors
-------------------------------------------------

     The Board of Directors held one meeting in the fiscal year ended December 31, 1990, which was attended by four of the five Directors. Dr. Meloy, did not attend one of the meetings.

     The Board of Directors has no standing audit, nominating, compensation or similar committee.


ITEM XI   MANAGEMENT/RENUMERATION
          -----------------------

Cash Compensation
-----------------

     The following table sets forth the aggregate amount of cash compensation that the Corporation paid for services rendered during fiscal year ended December 31, 1990 to (i) the executive officers of the Corporation whose annual cash compensation exceeded $60,000, and (ii) all executive officers of the Corporation as a group.


NAME OF INDIVIDUAL        CAPACITIES IN             CASH
OR NUMBER IN GROUP        WHICH SERVED              COMPENSATION
------------------        -------------             ------------

Leon Bademian             Executive Vice President     $142,500

Robert Bonner             Vice President               $ 77,132

Frank Hamby               Vice President               $ 77,132

Delmar R. Rader           Vice President               $ 77,132

Jerry W. Rayburn          Executive Vice President     $142,500

Henry Zenzie              President                    $ 79,210

All Executive Officers
as a group (6 persons)                                 $595,606


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

     Market Price of Common Stock.  The bid and asked price of the Common Stock
     ----------------------------
of the Corporation that may be issued upon exercise of the options was $5.75 and $7.00, respectively on the over-the-counter market as quoted by NASDAQ at the close of business on January 31, 1991.

     Operating Outstanding.  In fiscal 1990, the Board of Directors did not
     ---------------------
authorize the grant to any options under the plan. As of December 31, 1990, 97,125 shares were reserved for grant of future option under the plan. On May 29, 1990, options to purchase 1500 shares of common stock were exercised at $1.75 per share. On this date, the bid and asked price of the common stock of the Corporation was $5.75 and $6.50, respectively.

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

ITEM XII SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------


                                                  COMMON STOCK
                                                  ------------

   NAME OF                       AMOUNT AND NATURE                 PERCENT
BENEFICIAL OWNER                 OF BENEFICIAL OWNERSHIP/1/       OF CLASS/2/
----------------                 --------------------------       -----------

Leon Bademian
Officer, Director and Nominee                16,050/3/                  .84

Lee R. Marks
Officer, Director and Nominee                 9,833/4/                  .52

Thomas P. Meloy, Jr.
Director and Nominee
413 Jefferson Street
Morgantown, WV  26505                       147,264/5/                 7.72

Jerry W. Rayburn
Officer, Director and Nominee                15,000/6/                  .78

Henry Zenzie
Officer, Director and Nominee               555,566/7/                29.11

Consuelo Nussbaum
27 Blueberry Lane
Darien, CT  06820                           160,000                    8.43

All directors and officers
as a group (8 persons)                      756,813                   46.79


----------------------------
/1/   Unless otherwise indicated, each person has sole voting and investment power with respect to the shares beneficially owned.

/2/   Calculated on the basis of 1,898,590 shares of Common Stock outstanding at
April 30, 1991, plus, in the case of the individual option holder, additional shares of Common Stock deemed to be outstanding because such shares may be acquired within 60 days of that date through the exercise of outstanding options.

/3/   Includes 5,000 shares that Mr. Bademian has an option to acquire within 60 days of April 30, 1991.

/4/   Includes 7,500 shares that Mr. Marks has an option to acquire within 60 days of April 30, 1991.

/5/   Includes 10,000 shares that Mr. Meloy has an option to acquire within 60 days of April 30, 1991.

/6/   Includes 15,000 shares that Mr. Rayburn has an option to acquire within 60 days of April 30, 1991.

/7/ Includes 135,566 shares as to which Mr. Zenzie disclaims beneficial ownership and 10,000 shares that Mr. Zenzie has an option to within 60 days of April 30, 1991.

ITEM XIII CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     None other than set forth above.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirement of The Securities Exchange Act of 1934, the Registrant has duly caused this Amendment Number 1 to Form 10-K for the fiscal year ended December 31, 1990 to be signed on its behalf by the undersigned, thereunto duly authorized.



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