Form 10-K/A
period 1991-12-31
ISOMET CORP
filed 1995-10-20
CIK 52708

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A

                        Amendment Number 1 to Form 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

For Fiscal Year Ended                              Commission File Number
  December 31, 1991                                         0-4671

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

                                  Common Stock
                                Par Value $1.00

                             1,905,590 Shares Were
                        Outstanding on January 31, 1992

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of regulations S-K is not contained herein, and will not be contained, to the best of registrant knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     On January 31, 1992, the approximate aggregate market value of the voting stock held by non-affiliates of the Company was $4,268,033.

     The Company hereby amends the following portion of the Company's Form 10-K for the fiscal year ended December 31, 1991:

                                    PART III

ITEM X    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
          -----------------------------------------------

          The following table sets forth certain information regarding each director and nominee.


                                         POSITION WITH
NOMINEE                        AGE      THE CORPORATION       SINCE
-------                        ---      ---------------       -----

Leon Bademian                   60  Executive Vice President   1981
                                    Operations and Director

Lee R. Marks                    56  Secretary, Director        1987

Thomas P. Meloy, Jr., Ph.D.     66  Director                   1977

Jerry W. Rayburn                51  Executive Vice President   1977
                                    Finance, Treasurer and
                                    Director

Henry Zenzie                    62  President, Director        1968


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

Certain Relationships and Related Transactions
----------------------------------------------

     The law firm of Ginsburg, Feldman and Bress, Chartered, of which Lee R. Marks, a Director and Nominee Director of the Corporation, is a member, received fees in fiscal 1991 for legal services rendered to the Corporation. It is anticipated that Ginsburg, Feldman and Bress will continue to provide legal services to the Corporation, to be billed at the law firm's usual hourly rates, in 1992.

Meetings and Committees of the Board of Directors
-------------------------------------------------

     The Board of Directors held one meeting in the fiscal year ended December 31, 1991, which was attended by four of the five Directors. Dr. Meloy, did not attend one of the meetings.

     The Board of Directors has no standing audit, nominating, compensation or similar committee.

ITEM XI   MANAGEMENT/RENUMERATION
          -----------------------

Cash Compensation
-----------------

     The following table sets forth the aggregate amount of cash compensation that the Corporation paid for services rendered during the fiscal year ended December 31, 1991 to (i) the executive officers of the Corporation whose annual cash compensation exceeded $60,000, and (ii) all executive officers of the Corporation as a group.


NAME OF INDIVIDUAL             CAPACITIES IN              CASH
OR NUMBER IN GROUP              WHICH SERVED          COMPENSATION
------------------             -------------          ------------

Leon Bademian             Executive Vice President      $152,600

Robert Bonner             Vice President                $ 84,310

Frank Hamby               Vice President                $ 84,310

Delmar R. Rader           Vice President                $ 84,310

Jerry W. Rayburn          Executive Vice President      $152,600

Henry Zenzie              President                     $ 84,854

All Executive Officers
as a group (6 persons)                                  $642,984


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

     Each option may be exercised in whole or in part at any time following the first anniversary of the date of grant except that (i) the option shall be exercisable for not more than one-fourth of the number of shares covered during the second year following the date it is granted, (ii) the option shall be exercisable for not more than one-hail of the number of shares covered (including any exercise pursuant to (i) above) during the third year following the date it is granted (iii) the option shall be exercisable for not more than three-fourths of the number of shares covered (including any exercise pursuant to (i) and (ii) above) during the fourth year following the date it is granted and (iv) the option shall be exercisable in full after four years from the date it is granted and provided further that the optionee is still an employee.

     The options granted under the Plan terminate within three months after severance of the optionees employment relationship with the Corporation for any reason other than death, and are not transferable except by will or interstate succession. Options must be granted under the Plan on or before August 10, 1992, the termination date of the plan. To the extent not exercised, all options expire five years from the date of grant.

     Market Price of Common Stock.  The bid and asked price of the Common Stock
     ----------------------------
of the Corporation that may be issued upon exercise of the options was $3.00 and $4.00, respectively on the over-the-counter market as quoted by NASDAQ at the close of business on January 31, 1992.

     Operating Outstanding.  In fiscal 1991, the Board of Directors did not
     ---------------------
authorize the grant to any options under the plan. As of December 31, 1991, 97,125 shares were reserved for grant of future option under the plan. On May 30, 1991 and June 20, 1991, options to purchase 7,000 shares of common stock were exercised at $1.75 per share. On these dates, the bid and asked price of the common stock of the Corporation were $5.00 and $4.75 (bid) and $5.75 and $5.25 (asked), respectively.

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

All Directors who are not
Executive Officers as a Group                 -0-            N/A          N/A

All Employees (Including all
current non-Executive officers)
as a Group                                 43,000          $1.75        9,875


Other Compensation
------------------

     NON-QUALIFIED STOCK OPTIONS. On June 2, 1988, the Board of Directors approved the grant of nonqualified options to purchase common stock to certain officers and directors of the Corporation as follows: (i) Henry Zenzie, 30,000 option shares; (ii) Leon Bademian, 30,000 option shares; (iii) Jerry W. Rayburn, 30,000 option shares; and (iv) Lee R. Marks, 7,500 option shares. The exercise price for all options granted is $1.75 per share. These nonqualified options terminate ten years from the date of grant and are exercisable only upon the occurrence of a specified future event.

     On May 28, 1987, the Board of Directors approved the grant of nonqualified options to purchase common stock to certain officers and directors of the Corporation as follows: (i) Thomas Meloy, Jr., 10,000 shares; (ii) Henry Zenzie, 10,000 option shares; and (iii) Lee R. Marks, 7,500 option shares. The exercise price for all options granted is $1.75 per shares (the fair market value of the shares on the date of grant). The option shares were granted in recognition of past and ongoing service to the Corporation. These nonqualified options terminate seven years from the date of grant and are exercisable at any time before then. Each of the options is evidenced by a separate option agreement setting forth the terms and conditions of exercise of the option.

Isomet Corporation 1992 Incentive Stock Option Plan
---------------------------------------------------

     INTRODUCTION. At the annual meeting of stockholders, a vote will be taken to adopt the Isomet Corporation 1992 Incentive Stock Option Plan (the "New Plan"). The New Plan was approved by the Board of Directors of the Corporation, subject to stockholder approval, and will supersede the Plan in its entirety, effective upon stockholder approval. The New Plan includes certain provisions not present in the Plan, the most substantive of which is the inclusion of "Nonqualified Option" (which shall mean options that are not intended to be "incentive stock options" within Section 422 of the Internal Revenue Code of 1986, as amended (the "Code")). Nonqualified Options may be granted with exercise prices less than the fair market value on the date of the grant, and need not be exercised in the order granted, as must Incentive Options. Nonqualified Options to purchase 125,000 shares are currently outstanding and will be deemed to have been granted pursuant to the New Plan.

     If the New Plan is approved by the Corporation's stockholders, the 275,000 shares which may be issued pursuant to the New Plan will represent eleven percent (11%) of the authorized Common Stock of the Corporation, based on 2,500,000 shares of Common Stock currently authorized by the Corporation's Articles of Incorporation. (The 275,000 shares includes the 125,000 shares for currently outstanding Nonqualified Option, referred to above, and 150,000 shares for options to be granted in the future.) Issuance of shares pursuant to the New Plan could have a dilutive financial effect because the exercise of options granted under the New Plan may be below the fair market value of the Corporation's Common Stock on the date of exercise. However, the Board of Directors believes that such dilutive financial effect would be more than justified by the incentive aspects of the New Plan, by the ability to aware options in lieu of cash compensation and by enhancing the Corporation's ability to attract and retain highly qualified officers, directors and employees. Therefore, the Board believes that the New Plan is in the best interest of the stockholders. The following is a description of the New Plan:

     ELIGIBLE PARTICIPANTS. All officers, directors and employees of the Corporation are eligible to receive options, but only employees are eligible to receive "Incentive Options" (options intended to be "incentive stock options" within Section 422 of the Code). No Incentive Options will be granted to any participant who owns more than ten percent (10%) of the voting power of the Corporation.

     FEDERAL INCOME TAX CONSEQUENCES. An optionee has no tax consequences from the grant of a Nonqualified Option. Upon exercise of a Nonqualified Option, the optionee has compensation income taxable at ordinary income rates on the amount by which the fair market value of the shares received, as of the date of exercise, exceeds the exercise price. The Corporation is entitled to a deduction equal to the amount of compensation income to the optionee as long as income taxes are withheld on the optionee's compensation income. Upon the sale of Common Stock acquired through the exercise of a Nonqualified Option, any difference between the amount realized and the fair market value of the Common Stock, as of the date of the exercise, will be capital gain or loss.

     An employee is not taxed upon the grant of an Incentive Option. Except for the possible imposition of the alternative minimum tax, an employee is not taxed on the exercise of an Incentive Option. The Corporation is not entitled to a deduction with respect to an Incentive Option unless the optionee engages in a disqualifying disposition, as described below. Upon a sale of shares acquired upon exercise of an Incentive Option, the employee will recognize capital gain or loss, as the case may be, equal to the difference between the amount realized on the sale and the exercise price, provided the sale occurs at least two (2) years after the grant of the Incentive Option and at least one (1) year after the exercise of the Incentive Option. If these holding periods are not satisfied, the sale of shares acquired upon exercise of an Incentive Option is a "disqualifying disposition". If the sale is a disqualifying disposition, the excess of the fair market value of the shares on the date the Incentive Option was exercised over the exercise price is compensation income taxable at ordinary income tax rates and any excess of the sale price of the shares over the fair market of the shares on the date the Incentive Option was exercised would be capital gain. The Corporation would then be entitled to a deduction equal to the amount of compensation income taxable to the optionee. The excess of the fair market value of the shares at the time of exercise over the exercise price of the Incentive Option increases the optionee's alternate minimum taxable income.

     ADMINISTRATION. The New Plan will be administered by the Board of Directors of the Corporation. The Board will have the authority to determine which officers, directors and employees of the Corporation will be granted options under the New Plan and the number of shares covered by each option.

     PURCHASE OF COMMON STOCK - PRICE AND EXPIRATION DATES. The option price for Incentive Options is the fair market value of the Corporation's Common Stock on the date of grant. The option prices for Nonqualified Options may vary and will be determined by the Board of Directors.

     Options granted under the New Plan are exercisable only to the extent they are vested. The Board of Directors will establish vesting schedules, to be set forth in the individual option agreements. Options granted under the New Plan terminate within three (3) months after severance of the optionees employment or other affiliation with the Corporation for any reason, other than death and are not transferable except by will or intestate succession. Options must be granted under the New Plan on or before the tenth (10th) anniversary of the New Plan, the termination date of the New Plan. Termination dates, other than as described above, may be set forth in the individual option agreement. If there is no termination date in an individual option agreement, all options will expire ten (10) years after the date of grant. All Incentive Options will expire no later than ten (10) years from the date of grant.

     SHARES AVAILABLE. Under the New Plan, a total of 275,000 shares of the Corporation's Common Stock may be issued pursuant to options granted thereunder. The number of shares reserved under the New Plan will be subject to adjustment by the Board of Directors if the number of outstanding shares of Common Stock is changed as a result of a reclassification, merger, or similar event. In the event of a stock split, stock dividend or other event that is functionally equivalent to a stock split or stock dividend, the New Plan provides for proportionate adjustments to the number of shares subject to, and the exercise price per share of, then outstanding options, and to the number of shares authorized under the New Plan.

     REQUIRED VOTE. The affirmative vote of the holders of a majority of the outstanding Common Stock of the Corporation is required for approval of the New Plan. The Board of Directors has unanimously adopted a resolution approving the adoption of the New Plan and directed that it be submitted to the stockholders for their consideration. The members of the Board of Directors intend to vote all shares in their control in favor of the New Plan.

Compensation of Directors.
-------------------------

     DIRECTORS'S FEES.  The Corporation does not pay director fees.

ITEM XII SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------



                                                 COMMON STOCK
                                                 ------------

   NAME OF                           AMOUNT AND NATURE            PERCENT
BENEFICIAL OWNER                 OF BENEFICIAL OWNERSHIP/1/      OF CLASS/2/
----------------                 --------------------------      -----------

Leon Bademian
Officer, Director and Nominee               16,050/3/                 .84

Lee R. Marks
Officer, Director and Nominee                9,833/4/                 .51

Thomas P. Meloy, Jr.
Director and Nominee
413 Jefferson Street
Morgantown, WV  26505                      141,103/5/                7.37

Jerry W. Rayburn
Officer, Director and Nominee               15,000/6/                 .78

Henry Zenzie
Officer, Director and Nominee              555,566/7/               29.00

All directors and officers
as a group (8 persons)                     751,152                  38.12


-----------------------------

/1/   Unless otherwise indicated, each person has sole voting and investment power with respect to the shares beneficially owned.

/2/ Calculated on the basis of 1,905,590 shares of Common Stock outstanding at April 30, 1992, plus, in the case of the individual option holder, additional shares of Common Stock deemed to be outstanding because such shares may be acquired within 60 days of that date through the exercise of outstanding options.

/3/ Includes 15,000 shares that Mr. Bademian has an option to acquire within 60 days of April 30, 1992.

/4/ Includes 7,500 shares that Mr. Marks has an option to acquire within 60 days of April 30, 1992.

/5/ Includes 10,000 shares that Mr. Meloy has an option to acquire within 60 days of April 30, 1992.

/6/ Includes 15,000 shares that Mr. Rayburn has an option to acquire within 60 days of April 30, 1992.

/7/ Includes 135,566 shares to which Mr. Zenzie disclaims beneficial ownership and 10,000 shares that Mr. Zenzie has an option to acquire within 60 days of April 30, 1992.

ITEM XIII CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     None other than set forth above.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirement of The Securities Exchange Act of 1934, the Registrant has duly caused this Amendment Number 1 to Form 10-K for the fiscal year ended December 31, 1991 to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    --------------------------------------
                                    ISOMET CORPORATION
                                    (Registrant)



Date:  October    , 1995            By:
              ---                       ----------------------------------
                                        Jerry W. Rayburn
                                        Executive Vice President
                                        Finance and Treasurer and Director