Form 10-K/A
period 1992-12-31
ISOMET CORP
filed 1995-10-20
CIK 52708

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-K/A

                        Amendment Number 2 to Form 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

For Fiscal Year Ended                              Commission File Number
  December 31, 1992                                         0-4671

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

                                  Common Stock
                                Par Value $1.00

                             1,905,590 Shares Were
                        Outstanding on January 31, 1993

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of regulations S-K is not contained herein, and will not be contained, to the best of registrant knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     On January 31, 1993, the approximate aggregate market value of the voting stock held by non-affiliates of the Company was $1,904,784.

     The Company hereby amends the following portion of the Company's Form 10-K for the fiscal year ended December 31, 1992:

                                    PART III

ITEM X    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
          -----------------------------------------------

          The following table sets forth certain information regarding each director and nominee.


                                         POSITION WITH
NOMINEE                        AGE      THE CORPORATION       SINCE
-------                        ---      ---------------       -----

Leon Bademian                   61  Executive Vice President   1981
                                    Operations and Director

Lee R. Marks                    57  Secretary, Director        1987

Thomas P. Meloy, Jr., Ph.D.     67  Director                   1977

Jerry W. Rayburn                52  Executive Vice President   1977
                                    Finance, Treasurer and
                                    Director

Henry Zenzie                    63  President, Director        1968


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

Certain Relationships and Related Transactions
----------------------------------------------

     The law firm of Ginsburg, Feldman and Bress, Chartered, of which Lee R. Marks, a Director and Nominee Director of the Corporation, is a member, received fees in fiscal 1992 for legal services rendered to the Corporation. It is anticipated that Ginsburg, Feldman and Bress will continue to provide legal services to the Corporation, to be billed at the law firm's usual hourly rates, in 1993.

Meetings and Committees of the Board of Directors
-------------------------------------------------

     The Board of Directors held two meetings in the fiscal year ended December 31, 1992. One Director, Dr. Meloy, did not attend the first meetings.

     The Board of Directors has no standing audit, nominating, compensation or similar committee.

ITEM XI   MANAGEMENT/RENUMERATION
          -----------------------

Cash Compensation
-----------------

     The following table sets forth the aggregate amount of cash compensation that the Corporation paid for services rendered during the fiscal year ended December 31,1992 to (i) the executive officers of the Corporation whose annual cash compensation exceeded $60,000, and (ii) all executive officers of the Corporation as a group.


NAME OF INDIVIDUAL             CAPACITIES IN            CASH
OR NUMBER IN GROUP              WHICH SERVED        COMPENSATION
------------------             -------------        ------------

Leon Bademian             Executive Vice President      $151,347

Robert Bonner             Vice President                $ 85,105

Frank Hamby               Vice President                $ 85,105

Deimar R. Rader           Vice President                $ 85,105

Jerry W. Rayburn          Executive Vice President      $151,346

Henry Zenzie              President                     $ 84,021

All Executive Officers
as a group (6 persons)                                  $642,029


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

     INCENTIVE STOCK OPTION PLAN. The Isomet Corporation 1992 Stock Option Plan (the "Plan") was approved by the Board of Directors of the Corporation and a majority of the Corporation's stockholders at the Corporation's Annual Meeting on June 4,1992, and became effective immediately. The Plan superseded the Company's previous incentive stock option plan in its entirety. The Plan includes certain provisions not contained in the former plan, the most substantive of which is the inclusion of "Nonqualified Options" (which shall mean options that are not intended to be "incentive stock options" within
Section 422 of the Internal Revenue Code of 1986, as amended (the "Code")). Nonqualified Options may be granted with exercise prices less than the fair market value on the date of the grant and need not be exercised in the order granted, as must Incentive Options.

Description of the Plan
-----------------------

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

     ADMINISTRATION. The Plan is administered by the Board of Directors of the Corporation. The Board has the authority to determine which officers, directors and employees of the Corporation will be granted options under the Plan and the number of shares covered by each option.

     PURCHASE OF COMMON STOCK - PRICE AND EXPIRATION DATES. The option price for the Incentive Options is the fair market value of the Corporation's Common Stock on the date of grant. The option prices for Nonqualified Options vary and are determined by the Board of Directors.

     Options granted under the Plan are exercisable only to the extent they are vested. The Board of Directors establishes vesting schedules, which are and will be set forth in the individual option agreements. Options granted under the Plan terminate within three (3) months after severance of the optionees employment or other affiliation with the Corporation for any reason, other than death and are not transferable except by will or intestate succession. Options must be granted under the Plan on or before the tenth (10th) anniversary of the Plan, the termination date of the Plan. Termination dates, other than as described above, may be set forth in the individual option agreement. If there is no termination date in an individual option agreement, all options will expire ten
(10) years after the date of grant. All Incentive Options will expire no later than ten (10) years from the date of grant.

     MARKET PRICE OF COMMON STOCK. The bid and asked price of the Common Stock that may be issued upon exercise of the options was $1 1/4 and $1 7/8, respectively, on the over-the-counter market as quoted by NASDAQ at the close of business on January 31,1993.

     OPTIONS OUTSTANDING. As set forth in the table below, Nonqualified Options to purchase 125,000 shares are currently outstanding to certain officers and directors of the Corporation and are deemed to have been granted pursuant to the Plan. The exercise price of all such outstanding options is $1.75 per share (the fair market value of the shares on the date of grant). All options granted terminate seven (7) to ten (10) years from the date of grant. Of the 125,000 total options outstanding, 97,500 are exercisable only upon the occurrence of specified future event; 27,500 are exercisable at any time prior to termination. In addition, the Board of Directors has granted options for non-officer employees to purchase 14,500 shares under the Plan at an exercise price of $1.75 per share. These options terminate seven (7) years from the date of grant.


                                      COMMON STOCK

PERSON                          SHARES SUBJECT   OPTIONS
OR GROUP                          TO OPTIONS    EXERCISED
--------                        --------------  ---------

Henry Zenzie                        40,000         -0-
Executive Officer, Director

Leon Bademian                       30,000         -0-
Executive Officer, Director

Jerry W. Rayburn                    30,000         -0-
Executive Officer, Director

All Executive Officers             100,000         -0-
As A Group

All Directors Who Are Not           25,000         -0-
Executive Officers As A
Group

All Employees (Including All       114,500         -0-
Current Non-Executive
Officers) As A Group


ITEM XII  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------


    Name of                           Amount and Nature of       Percent
Beneficial Owner                     Beneficial Ownership/1/   of Class/2/
----------------                     -----------------------   -----------
Leon Bademian
Officer, Director
and Nominee                                 1,050                      --

Lee R. Marks,
Officer, Director
and Nominee                                 9,833/3/                  .51

Thomas P. Meloy, Jr.
Director and Nominee
413 Jefferson Street
Morgantown,WV 26505                       141,103/4/                 7.37


Henry Zenzie
Officer, Director
and Nominee                               561,766/5/                29.33

All directors and officers as a
 group (8 persons)                        719,852                   37.24


-------------------------

/1/ Unless otherwise indicated, each person has sole voting and investment power with respect to the shares beneficially owned.

/2/ Calculated on the basis of 1,905,590 shares of Common Stock outstanding at April 20, 1993, plus, in the case of the individual option holder, additional shares of Common Stock deemed to be outstanding because such shares may be acquired within 60 days of that date through the exercise of outstanding options.

/3/ Includes 7,500 shares that Mr. Marks has an option to acquire within 60 days of April 20, 1993.

/4/ Includes 10,000 shares that Mr. Meloy has an option to acquire within 60 days of April 20, 1993.

/5/ Includes 135,566 shares to which Mr. Zenzie disclaims beneficial ownership and 10,000 shares that Mr. Zenzie has an option to acquire within 60 days of April 20,1993.

ITEM XIII CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     None other than set forth above.


                                   SIGNATURES
                                   ----------

     Pursuant to the requirement of The Securities Exchange Act of 1934, the Registrant has duly caused this Amendment Number 2 to Form 10-K for the fiscal year ended December 31, 1992 to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    ---------------------------------------
                                    ISOMET CORPORATION
                                    (Registrant)



Date:  October    , 1995            By:
              ---                       -----------------------------------
                                        Jerry W. Rayburn
                                        Executive Vice President
                                        Finance and Treasurer and Director