Form 10-K/A
period 1993-12-31
ISOMET CORP
filed 1995-10-20
CIK 52708

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-K/A

                        Amendment Number 2 to Form 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

For Fiscal Year Ended                              Commission File Number
  December 31, 1993                                        0-4671

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

                                  Common Stock
                                Par Value $1.00

                             1,905,590 Shares Were
                        Outstanding on January 31, 1994

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

    Indicate by check mark if disclosure of delinquent filers pursuant to
    Item 405 of regulations S-K is not contained herein, and will not be contained, to the best of registrant knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

    On January 31, 1994, the approximate aggregate market value of the voting stock held by non-affiliates of the Company was $1,015,064.

     The Company hereby amends the following portion of the Company's Form 10-K for the fiscal year ended December 31, 1993:

                                    PART III

ITEM X    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
          -----------------------------------------------

          The following table sets forth certain information regarding each director and nominee.


                                         POSITION WITH
NOMINEE                        AGE      THE CORPORATION       SINCE
-------                        ---      ---------------       -----

Leon Bademian                   62  Executive Vice President   1981
                                    Operations and Director

Lee R. Marks                    58  Secretary, Director        1987

Thomas P. Meloy, Jr., Ph.D.     68  Director                   1977

Jerry W. Rayburn                53  Executive Vice President   1977
                                    Finance, Treasurer and
                                    Director

Henry Zenzie                    64  President, Director        1968


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

Certain Relationships and Related Transactions
----------------------------------------------

     The law firm of Ginsburg, Feldman and Bress, Chartered, of which Lee R. Marks, a Director and Nominee Director of the Corporation, is a member, received fees in fiscal 1993 for legal services rendered to the Corporation. It is anticipated that Ginsburg, Feldman and Bress will continue to provide legal services to the Corporation, to be billed at the law firm's usual hourly rates, in 1994.

Meetings and Committees of the Board of Directors
-------------------------------------------------

     The Board of Directors held three meetings in the fiscal year ended December 31, 1993. One Director, Dr. Meloy, did not attend one of the meetings.

     The Board of Directors has no standing audit, nominating, compensation or similar committee.

ITEM XI   MANAGEMENT/RENUMERATION
          -----------------------

(a) The following information is furnished with respect to the President of the Corporation and the other five executive officers of the Corporation. The executive officers of the Corporation are the highest paid employees of the Corporation for the fiscal year ended December 31, 1993.

(b)  Summary Compensation Table


                                                                   Long Term Compensation
                                                                ---------------------------
                               Annual Compensation                 Awards          Payouts
                       --------------------------------------------------------------------
(a)                (b)     (c)         (d)        (e)         (f)          (g)        (h)        (i)
                                                 Other                                           All
                                                 Annual   Restricted   Securities              Other
Name and                                        Compen-     Stock      Underlying     LTIP    Compen-
 Principal                Salary   Bonus/(1)/    sation    Award(s)     Options/    Payouts    sation
 Position         Year     ($)         ($)        ($)         ($)        SARs(#)      ($)        ($)
------------------------------------------------------------------------------------------------------
Henry Zenzie      1993    78,177          -0-       -0-          -0-          -0-       -0-        -0-
President         1992    84,021          -0-       -0-          -0-          -0-       -0-        -0-
                  1991    84,854          -0-       -0-          -0-          -0-       -0-        -0-

Jerry Rayburn     1993   132,264        2,645       -0-          -0-       15,000       -0-        -0-
Executive Vice    1992   151,347        3,027       -0-          -0-          -0-       -0-        -0-
President of      1991   152,601        3,052       -0-          -0-          -0-       -0-        -0-
Finance and
Treasurer

Leon Bademian     1993   132,264        2,645       -0-          -0-       15,000       -0-        -0-
Executive Vice    1992   151,347        3,027       -0-          -0-          -0-       -0-        -0-
President of      1991   152,601        3,052       -0-          -0-          -0-       -0-        -0-
Operations

Robert Bonner     1993    76,934        1,539       -0-          -0-        3,500       -0-        -0-
Vice President    1992    85,105        1,702       -0-          -0-          -0-       -0-        -0-
                  1991    84,310        1,686       -0-          -0-          -0-       -0-        -0-

Frank Hamby       1993    76,934        1,539       -0-          -0-        3,500       -0-        -0-
Vice President    1992    85,105        1,702       -0-          -0-          -0-       -0-        -0-
                  1991    84,310        1,686       -0-          -0-          -0-       -0-        -0-

Delmar Radar      1993    76,934        1,539       -0-          -0-        3,500       -0-        -0-
Vice President    1992    85,105        1,702       -0-          -0-          -0-       -0-        -0-
                  1991    84,310        1,686       -0-          -0-          -0-       -0-        -0-

/(1)/  This amount represents Corporation's annual contribution to 401(k) plan.

(c)  Option/SAR Grants in Last Fiscal Year Table

                                                                              Potential Realizable
                                                                                Value at Assumed
                                                                             Annual Rates of Stock
                                                                             Price Appreciation for
                     Individual Grants                                          Option Term (1)
-------------------------------------------------------------------------------------------------------
(a)                   (b)           (c)             (d)         (e)             (f)            (g)

                    Number of     % of Total
                    Securities    Options/
                    Underlying    SARs Granted
                    Options/      To Employees      Exercise
                    SARs          in Fiscal Year    or Base
                    Granted /(2)/                   Price      Expiration
Name                (#)                             ($/Sh)     Date              5%($)       10%($)
-------------------------------------------------------------------------------------------------------
Jerry W. Rayburn         15,000                33%     $1.52    1/12/2003        37,139       59,137

Leon Bademian            15,000                33%     $1.52    1/12/2003        37,139       59,137

Robert Bonner             3,500                 8%     $1.52    1/12/2003         8,666       13,799

Frank Hamby               3,500                 8%     $1.52    1/12/2003         8,666       13,799

Delmar R. Rader           3,500                 8%     $1.52    1/12/2003         8,666       13,799


/(1)/ Values above are potential realizable values at the end of the ten (10) year term assuming the 5% and 10% specified compounded rates of increases in the price of the Corporation's Common Stock over the 10 year period. The figures are not present values of the assumed increases, but are noted in constant or future dollars. By use of the 5% and 10% stock appreciation assumptions, the Corporation does not represent or imply that such appreciation may be reasonably expected, or that such assumed rates of appreciation are reasonable. These assumptions regarding appreciation were used in compliance with legal requirements.

/(2)/  Options to acquire common stock of the Corporation.

(d) Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Value Table:


       (a)                (b)            (c)                    (d)                        (e)
                                                 Number of  Securities Underlying       Value of
                                                           Unexercised              Unexercised In-
                                                       Options/SARs at FY-              the-Money
                                                              End (#)               Options/SARs at
                                                                                    FY-End ($)/(1)/
                    Shares Acquired                        Exercisable/
                      on Exercise       Value              Unexercisable              Exercisable/
                          (#)         Realized                                        Unexercisable
       Name                              ($)
-------------------------------------------------------------------------------------------------------
Henry Zenzie              -0-           -0-                 10,000/30,000/(2)/            -0-/-0-

Jerry W. Rayburn          -0-           -0-               5,000/40,000/(2)(3)/            -0-/-0-

Leon Bademian             -0-           -0-               5,000/40,000/(2)(3)/            -0-/-0-

Robert Bonner             -0-           -0-                   1,166/2,334/(4)/            -0-/-0-

Frank Hamby               -0-           -0-                   1,166/2,334/(4)/            -0-/-0-

Delmar R. Rader           -0-           -0-                   1,166/2,334/(4)/            -0-/-0-


/(1)/ Closing price on December 31, 1993 was less than the exercise price for both exercisable and unexercisable option shares and therefore no "in-the-money" value resulted on these option shares.

/(2)/ 30,000 of these option shares may be exercised in whole or in part at any time only (i) following the death of the director, or (ii) if the director ceases for any reason to be a member of the Corporation's Board of Directors, or (iii) if the Corporation's Board of Directors for good cause permits such exercise; or (iv) there is a change of ownership or effective control in the Corporation within the meaning of Section 280G of the United States Internal Revenue Code.

/(3)/  10,000 of these option shares may be exercised on the following basis:
       50% of the shares may be exercised on January 12, 1995; and 100% of the shares may be exercised on January 12, 1996.

/(4)/ 2,334 of these option shares may be exercised on the following basis: 50% of the shares may be exercised on January 12, 1995; and 100% of the shares may be exercised on January 12, 1996.

(e)  Long-Term Incentive Plans - Awards in Last Fiscal Year

     None.  The Corporation does not maintain any long-term incentive plan.

(f)  Defined Benefit or Actuarial Plan Disclosure

                               PENSION PLAN TABLE
                               ------------------

     None. The Corporation does not maintain any defined benefit or actuarial plan.

(g)  Compensation of Directors

     Standard Arrangements:  The Corporation does not pay director's fees.
     ---------------------

     Other Arrangements:  On January 11, 1993, the Board of Directors approved
     ------------------
     the grant of incentive stock options under the 1992 Isomet Corporation Incentive Stock Option Plan to certain employees of the Corporation. The directors receiving such options under this grant were as follows: (i) Leon Bademian, 15,000 option shares; (ii) Jerry W. Rayburn, 15,000 option shares; (iii) Frank Hamby, 3,500 option shares; (iv) Robert Bonner, 3,500 option shares; and (v) Delmar R. Rader, 3,500 option shares. The option exercise price for these qualified shares is $1.52 per share (the fair market value of the shares on the date of grant). The options expire on January 12, 2003 and are exercisable according to the following formula: 33 1/3% of the shares may be exercised on January 12, 1994; 66 2/3% of the shares may be exercised on January 12, 1995; and 100% of the shares may be exercised on January 12, 1996.

(h) Employment Contracts and Termination of Employment and Change-in-Control Arrangements

     EMPLOYMENT CONTRACTS:  None.  The Corporation has no employment contracts.
     --------------------

     CHANGE-IN-CONTROL ARRANGEMENTS.
     ------------------------------

          (1) Effective as of June 1, 1988, the Corporation entered into change of control employment agreements, identical in their terms and conditions, with two of its executive vice presidents, Leon Bademian and Jerry W. Rayburn (the "Agreement(s)"). The term of each Agreement ran for five years commencing with the effective date of a change in control as defined in the Agreements. If either the Corporation or the executive terminated the executive's employment during this five year period, the executive was entitled to severance pay in varying amounts determined by when and which party terminated the employment and based upon the executive's salary for the year immediately preceding the date of the change in control, subject to increases for cost of living. Each executive's salary for the periods covered by the Agreements was also based upon that executive's salary for the year immediately preceding the date of the change in control and subject to cost of living increases. The Agreements contained covenants restricting each executive from engaging in competing businesses or certain conduct with the Corporation's vendors; requiring the executive to return all Corporation-owned materials and equipment; and prohibiting the disclosure of confidential information of the Corporation. The Agreements required the executive to assist the Corporation in acquiring intellectual property rights in any invention the executive may have made or conceived while employed by the

     Corporation. The Agreements provided for injunctive relief as well as other remedies for breach. Effective as of June 1, 1994, the Corporation and each executive mutually agreed to cause each respective Agreement together with each respective Original Severance Agreement (as defined below) to be terminated in consideration of the Corporation and each executive entering into each respective New Severance Agreement (as defined below).

          (2) Effective as of June 2, 1988, the Corporation's Board of Directors approved the grant of non-qualified stock options to purchase common stock to certain officers and directors of the Corporation as follows: (i) Henry Zenzie, 30,000 option shares; (ii) Leon Bademian, 30,000 option shares;
     (iii) Jerry W. Rayburn, 30,000 option shares; and (iv) Lee Marks, 7,500 option shares. The exercise price for all options granted was $1.75 per share. These non-qualified stock option shares terminate ten years from the date of grant and may be exercised in whole or in part at any time only
     (i) following the death of the director, or (ii) if the director ceases for any reason to be a member of the Corporation's Board of Directors, or (iii) if the Corporation's Board of Directors for good cause permits such exercise; or (iv) there is a change of ownership or effective control in the Corporation within the meaning of Section 280G of the United States Internal Revenue Code.

     TERMINATION OF EMPLOYMENT ARRANGEMENTS.
     --------------------------------------

          (1) Effective as of December 20, 1978, the Corporation entered into severance employment agreements, identical in their terms and conditions, with two of its executive vice presidents, Leon Bademian and Jerry W. Rayburn (the "Original Severance Agreement(s)"). The terms of each Original Severance Agreement provided that (i) in the event of a change in control as defined in the Original Severance Agreement within four years of the effective date of the Original Severance Agreement (i.e., before December 20, 1982, which date has passed), the executive was entitled to continue his employment with the Corporation or receive severance pay equal to six months' compensation based upon his then salary and (ii) in the event the Corporation terminated the executive's employment with the Corporation for any reason, the executive was entitled to receive severance pay equal to six months' compensation based upon his then salary but not less than $21,000.00. Based upon the foregoing, the executive was not entitled to severance pay in the event he voluntarily terminated his employment with the Corporation. Effective as of June 1, 1994, the Corporation and each executive mutually agreed to cause each respective Original Severance Agreement together with each respective Agreement (as defined above) to be terminated in consideration of the Corporation and each executive entering into each respective New Severance Agreement (as defined below).

          (2) Effective as of June 1, 1994, the Corporation entered into severance agreements, identical in their terms and conditions, with two of its executive vice presidents, Leon Bademian and Jerry W. Rayburn (the "New Severance Agreement(s)"). Each respective New Severance Agreement has been entered into in consideration of the termination by each executive and the Corporation of each respective Original Severance Agreement (as defined above) and each respective Agreement (as defined above). The terms of each New Severance Agreement provide that in the event the Corporation terminates the executive's employment with the Corporation for any reason, the executive shall be entitled to receive severance pay equal to twelve months' compensation based upon his then annual base salary only (i.e., exclusive of any bonus or other compensation), but in no event shall the severance pay be less than the total amount of

     $123,573.00, his annual base salary in effect as of the effective date of the New Severance Agreement(s). Based upon the foregoing, the executive will not be entitled to severance in the event he voluntarily terminates his employment with the Corporation (which by way of illustration but not limitation includes death, disability, retirement or resignation). The New Severance Agreement provides that the severance pay shall be paid in twelve equal monthly installments commencing one month after the Corporation terminates the executive's employment with the Corporation, provided, however, that the Corporation can within its sole discretion prepay all or any part of such severance pay. The New Severance Agreements also contain covenants restricting each executive from engaging in competing businesses or certain conduct with the Corporation's vendors; requiring the executive to return all Corporation-owned materials and equipment; prohibiting the disclosure of confidential information of the Corporation; and requiring the executive to assist the Corporation in acquiring intellectual property rights in any invention the executive may have made or conceived while employed by the Corporation. The New Severance Agreements also provide for injunctive relief as well as other remedies for breach.

(i)  Report on Repricing of Options/SARs

     None. The Corporation did not adjust or amend the exercise price of stock options or SARs previously awarded to any of the named executive officers during the last fiscal year.

(j) Additional Information with Respect to Compensation Committee Interlock and Insider Participation in Compensation Decisions

     In 1993, four of the Corporation's directors participated in deliberations and decisions regarding executive officer compensation. They were Mr. Zenzie, Mr. Bademian, Mr. Rayburn and Mr. Marks.

(k)  Board Compensation Committee Report on Executive Compensation

     None.

(i)  Performance Graph

ITEM XII SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

                                                COMMON STOCK
                                                -------------

   NAME OF                        AMOUNT AND NATURE               PERCENT
BENEFICIAL OWNER              OF BENEFICIAL OWNERSHIP/1/        OF CLASS/2/
----------------              --------------------------        -----------
Leon Bademian
Officer, Director
and Nominee                            6,050/3/                      .32

Jerry W. Rayburn
Officer, Director
and Nominee                            5,000/4/                      .26

Lee R. Marks
Officer, Director
and Nominee                            9,833/5/                      .51

Thomas P. Meloy, Jr.
Director and Nominee
413 Jefferson Street
Morgantown, WV  26505                141,103/6/                     7.37

Henry Zenzie
Officer, Director
and Nominee                          548,088/7/                    28.61

All directors and officers
as a group (8 persons)               719,675                       36.97


--------------------------------------

/1/   Unless otherwise indicated, each person has sole voting and investment power with respect to the shares beneficially owned.

/2/   Calculated on the basis of 1,905,590 shares of Common Stock outstanding at
April 15, 1994, plus, in the case of the individual option holder, additional shares of Common Stock deemed to be outstanding because such shares may be acquired within 60 days of that date through the exercise of outstanding options.

/3/   Includes 5,000 shares that Mr. Bademian has an option to acquire within 60 days of April 15, 1994.

/4/   Includes 5,000 shares that Mr. Rayburn has an option to acquire within 60 days of April 15, 1994.

/5/   Includes 7,500 shares that Mr. Marks has an option to acquire within 60 days of April 15, 1994.

/6/   Includes 10,000 shares that Mr. Meloy has an option to acquire within 60 days of April 15, 1994

/7/ Includes 10,000 shares that Mr. Zenzie has an option to acquire within 60 days of April 15, 1994. Also includes 93,060 shares as to which Mr. Zenzie, as Nominee under certain Nominee and Option Agreements dated as of March 9, 1993, shares investment power for a maximum term of ten (10) years, but holds no voting powers hereto. Pursuant to these agreements, Mr. Zenzie also has an option to immediately acquire 18,612 of such shares.

ITEM XIII CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     None other than set forth above.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirement of The Securities Exchange Act of 1934, the Registrant has duly caused this Amendment Number 2 to Form 10-K for the fiscal year ended December 31, 1993 to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    ---------------------------------------
                                    ISOMET CORPORATION
                                    (Registrant)



Date:  October    , 1995            By:
              ----                      -----------------------------------
                                        Jerry W. Rayburn
                                        Executive Vice President,
                                        Finance and Treasurer and Director