Form 10KSB/A
period 1994-12-31
ISOMET CORP
filed 1995-10-20
CIK 52708

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                 FORM 10-KSB/A

                       Amendment Number 1 to Form 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

For Fiscal Year Ended                              Commission File Number
  December 31, 1994                                         0-4671

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

                                  Common Stock
                                Par Value $1.00

                             1,905,590 Shares Were
                        Outstanding on January 31, 1995

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

    Indicate by check mark if disclosure of delinquent filers pursuant to
    Item 405 of regulations SB is not contained herein, and will not be contained, to the best of registrant knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

    On January 31, 1995, the approximate aggregate market value of the voting stock held by non-affiliates of the Company was $1,965,060.

     The Company hereby amends the following portion of the Company's Form 10-KSB for the fiscal year ended December 31, 1994:

                                    PART II

ITEM VII  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

     Revenue
     -------

     Net revenue in 1994 totaled $5.7 million, just slightly below $5.8 million in 1993. However, in 1994 more of the total was generated from sales of components. These sales totaled $3.8 million in 1994 compared to $3.2 million in 1993. Scanner systems sales for 1994 decreased to $1.9 million from $2.5 million in 1993. Foreign sales accounted for 54.2% of total revenue in 1994 compared to 65.9% in 1993.

COST AND EXPENSES
-----------------

     After non-recurring charges of $248,000, primarily related to the sale of our Japanese subsidiary in the first quarter of the year, consolidated net earnings for 1994 were $23,000, or $.01 per share. This compares to a net loss in 1993 of $(1,645,000), or $(.86) per share after non-recurring charges, mainly inventory write-off of $1,157,000. The 1993 non-recurring charges include an adjustment totaling $250,000 to reflect a correction in the amount of inventory written off.

     1. Our overall cost of sales percentage increased to 65.0% in 1994 from 56.9% in 1993. On approximately the same level of sales in 1994 compared to 1993, gross profit decreased by $470,000. This decrease is, in large part, the result of lower margins on sales of component products in 1994 vs. 1993, due to lower average unit selling prices in this product line. Also, the average unit selling prices and corresponding gross profit contribution from scanner systems sales declined in 1994 as more of our sales came from the lower priced Model 405 scanner. In addition, the current year's cost of sales includes approximately $108,000 for engineering cost related to specific systems installations.

     2. Selling and G&A expenses decreased by approximately $1.2 million in 1994. This significant reduction is the result of our cost reduction program implementation in 1992 and 1993 and also from the disposal of our Japanese subsidiary in the first quarter of 1994.

     3. Interest expense continued to decline in 1994 as we reduced bank debt. Total interest decreased by $36,000 in the current year from a total of $237,000 in 1993.

     4. Product development and improvement expenses decreased by $108,000 to a total of $272,000 compared to $380,000 in 1993. This decrease is primarily the result of engineering effort on systems contracts, the cost of which is reflected in cost of sales.

     5. For the two years ended December 31, 1994, the company's revenue and cost of sales were not significantly impacted by the effects of inflation. In addition, the company's sales and cost have not been materially affected by changing prices due to inflation. Lower unit prices, however, have been experienced due to competitive pressures.

     Liquidity and Capital Resources
     -------------------------------

     Unrestricted cash balances on December 31, 1994 declined to $293,000 from $343,000 the previous year. Net cash provided by operating activities increased substantially in 1994 to $645,000 from $260,000 in 1993. The major components of this increase are as follows:

     1. Net income, plus depreciation and amortization in 1994 of $114,000 compared to a net loss, plus depreciation and amortization in 1993 of $(1,523,000).

     2. A decrease in inventory in 1994 of $457,000 vs. a decrease of $957,000 in 1993.

     3. Accounts payable and accrued liabilities decreased in 1994 by $418,000, compared to an increase in 1993 of $54,000.

     The Company has no material commitment for capital expenditures as of December 31, 1994 and accordingly, no funds from sources other than internally generated funds are considered necessary.

     A summary of working capital and backlog over the Company's fiscal year by quarterly period is as follows (000's omitted):


                        12/31/94   9/30/94   6/30/94   3/31/94
                       ---------  --------  --------  --------

Current assets         $   4,796  $  5,135  $  5,320  $  5,519
Current liabilities          972     2,594     2,793     3,079
                       ---------  --------  --------  --------
Working capital        $   3,824  $  2,541  $  2,527  $  2,440
                       ---------  --------  --------  --------

Backlog                $     943  $  1,297  $  1,127  $  1,079
                       ---------  --------  --------  --------

The quarterly increases in working capital are a direct result of our cost reduction program during the year. Revenues for 1994 were consistent with those of 1993 while 1994 expenses, excluding income taxes, were reduced by approximately $1.8 million. The cash savings were used to reduce bank debt and other types of current liabilities. Most of the costs to service the backlog has been incurred as inventory by the end of each quarter. Accordingly, we believe that the Company's resources are sufficient to meet the challenges of 1995.

       Bank Arrangements
       -----------------

     Pursuant to the loan agreement entered into with Maryland National Bank (now Nations Bank) in September 1993, the Company paid approximately $430,000 of principal in 1994. In addition, the Company was in compliance with all other terms, conditions and operating ratios called for under the agreement.
Effective January 8, 1995, the loan agreement was renewed for another year with essentially the same terms and conditions and with a fixed principal repayment schedule of $20,000 per month for 1995.

     Working Capital
     ---------------

     In 1995, additional working capital, if required, is expected to be generated from operations.


                                    PART III

ITEM X    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
          -----------------------------------------------

          The following table sets forth certain information regarding each director and nominee.

                                         POSITION WITH
NOMINEE                        AGE      THE CORPORATION       SINCE
-------                        ---      ---------------       -----

Leon Bademian                   63  Executive Vice President   1981
                                    Operations and Director

Lee R. Marks                    59  Secretary, Director        1987

Thomas P. Meloy, Jr., Ph.D.     69  Director                   1977

Jerry W. Rayburn                54  Executive Vice President   1977
                                    Finance, Treasurer and
                                    Director

Henry Zenzie                    65  President, Director        1968


Business Experience
-------------------

     The principal occupation of each director and nominee for the last five years and directorship held by each such person is as follows:

     Leon Bademian is Executive Vice President, Operations and Technical Director of the Corporation.

     Lee R. Marks is a member of the law firm of Ginsburg, Feldman and Bress, Chartered.

     Thomas P. Meloy, Jr., Ph.D. is Benedum Professor, West Virginia University.

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

Certain Relationships and Related Transactions
----------------------------------------------

     The law firm of Ginsburg, Feldman and Bress, Chartered, of which Lee R. Marks, a Director and Nominee Director of the Corporation, is a member, received fees in fiscal 1994 for legal services rendered to the Corporation. It is anticipated that Ginsburg, Feldman and Bress will continue to provide legal services to the Corporation, to be billed at the law firm's usual hourly rates, in 1995.

Meetings and Committees of the Board of Directors
-------------------------------------------------

     The Board of Directors held three meetings in the fiscal year ended December 31, 1994. One Director, Dr. Meloy, did not attend two of the meetings.

     The Board of Directors has no standing audit, nominating, compensation or similar committee.

ITEM XI   MANAGEMENT/RENUMERATION
          -----------------------

(a) The following information is furnished with respect to the President of the Corporation and the other five executive officers of the Corporation. The executive officers of the Corporation are the highest paid employees of the Corporation for the fiscal year ended December 31, 1994.

(b)  Summary Compensation Table

                                                                       Long Term Compensation
                                                                -------------------------------------
                               Annual Compensation                Awards            Payouts
                         ----------------------------------------------------------------------------
(a)                (b)     (c)         (d)        (e)         (f)          (g)        (h)        (i)
                                                 Other                                           All
                                                 Annual   Restricted   Securities              Other
Name and                                        Compen-     Stock      Underlying     LTIP    Compen-
 Principal                Salary   Bonus/(1)/    sation    Award(s)     Options/    Payouts    sation
 Position         Year     ($)         ($)        ($)         ($)        SARs(#)      ($)        ($)
------------------------------------------------------------------------------------------------------
Henry Zenzie      1994    76,588        -0-       -0-        -0-          -0-         -0-        -0-
President         1993    78,177        -0-       -0-        -0-          -0-         -0-        -0-
                  1992    84,021        -0-       -0-        -0-          -0-         -0-        -0-

Jerry Rayburn     1994   124,048      2,481       -0-        -0-          -0-         -0-        -0-
Executive Vice    1993   132,264      2,645       -0-        -0-       15,000         -0-        -0-
President of      1992   151,347      3,027       -0-        -0-          -0-         -0-        -0-
Finance and
Treasurer

Leon Bademian     1994   124,048      2,481       -0-        -0-          -0-         -0-        -0-
Executive Vice    1993   132,264      2,645       -0-        -0-       15,000         -0-        -0-
President of      1992   151,347      3,027       -0-        -0-          -0-         -0-        -0-
Operations

Robert Bonner     1994    73,853      1,477       -0-        -0-          -0-         -0-        -0-
Vice President    1993    76,934      1,539       -0-        -0-        3,500         -0-        -0-
                  1992    85,105      1,702       -0-        -0-          -0-         -0-        -0-

Frank Hamby       1994    73,853        730       -0-        -0-          -0-         -0-        -0-
Vice President    1993    76,934      1,539       -0-        -0-        3,500         -0-        -0-
                  1992    85,105      1,702       -0-        -0-          -0-         -0-        -0-

Delmar Radar      1994    73,853      1,477       -0-        -0-          -0-         -0-        -0-
Vice President    1993    76,934      1,539       -0-        -0-        3,500         -0-        -0-
                  1992    85,105      1,702       -0-        -0-          -0-         -0-        -0-

/(1)/  This amount represents Corporation's annual contribution to 401(k) plan.

(c)  Option/SAR Grants in Last Fiscal Year Table

     There were no Option/SAR in the last fiscal year.

(d) Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Value Table:


       (a)              (b)          (c)              (d)                 (e)
                                             Number of  Securities      Value of
                                                  Underlying          Unexercised
                                                  Unexercised        In-the-Money
                                                Options/SARs at      Options/SARs
                                                  FY-End (#)           at FY-End
                       Shares                                          ($)/(1)/
                     Acquired       Value
                    on Exercise   Realized        Exercisable/       Exercisable/
       Name             (#)          ($)         Unexercisable      Unexercisable
-----------------------------------------------------------------------------------

Henry Zenzie            -0-         -0-            ---/30,000/(2)/       -0-/-0-

Jerry W. Rayburn        -0-         -0-      10,000/35,000/(2)(3)/       -0-/-0-

Leon Bademian           -0-         -0-      10,000/35,000/(2)(3)/       -0-/-0-

Robert Bonner           -0-         -0-           2,333/1,674/(4)/       -0-/-0-

Frank Hamby             -0-         -0-           2,333/1,674/(4)/       -0-/-0-

Delmar R. Rader         -0-         -0-           2,333/1,674/(4)/       -0-/-0-

/(1)/ Closing price on December 31, 1994 was less than the exercise price for both exercisable and unexercisable option shares and therefore no "in-the-money" value resulted on these option shares.

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

/(3)/  5,000 of these option shares may be exercised on January 12, 1996.

/(4)/  1,167 of these option shares may be exercised on January 12, 1996.

(e)  Long-Term Incentive Plans - Awards in Last Fiscal Year

     None.  The Corporation does not maintain any long-term incentive plan.

(f)  Defined Benefit or Actuarial Plan Disclosure - Pension Plan Table

     Not applicable.

(g)  Compensation of Directors

     Standard Arrangements:  The Corporation does not pay director's fees.

     Other Arrangements: On January 11, 1993, the Board of Directors approved the grant of incentive stock options under the 1992 Isomet Corporation Incentive Stock Option Plan to certain employees of the Corporation. The directors receiving such options under this grant were as follows: (i) Leon Bademian, 15,000 option shares; (ii) Jerry W. Rayburn, 15,000 option shares; (iii) Frank Hamby, 3,500 option shares; (iv) Robert Bonner, 3,500 option shares; and (v) Delmar R. Rader, 3,500 option shares. The option exercise price for these qualified shares is $1.52 per share (the fair market value of the shares on the date of grant). The options expire on January 12, 2003 and are exercisable according to the following formula: 33 1/3% of the shares may be exercised on January 12, 1994; 66 2/3% of the shares may be exercised on January 12, 1995; and 100% of the shares may be exercised on January 12, 1996.

 (h) Employment Contracts and Termination of Employment and Change-in-Control Arrangements

     Employment Contracts:  None.  The Corporation has no employment contracts.

     Termination of Employment Arrangements: Effective as of June 1, 1994, the Corporation entered into severance agreements, identical in their terms and conditions, with two of its executive vice presidents, Leon Bademian and Jerry W. Rayburn. The terms of each severance agreement provide that in the event the Corporation terminates the executive's employment with the Corporation for any reason, the executive shall be entitled to receive severance pay equal to twelve months' compensation based upon his then annual base salary only (i.e., exclusive of any bonus or other compensation), but in no event shall the severance pay be less than the total amount of $123,573, his annual base salary in effect as of the effective date of the severance agreement(s). Based upon the foregoing, the executive will not be entitled to severance in the event he voluntarily terminates his employment with the Corporation (which by way of illustration, but not limitation, includes death, disability, retirement or resignation). The severance agreements provide that the severance pay shall be paid in twelve equal monthly installments commencing one month after the Corporation terminates the executive's employment with the Corporation, provided, however, the Corporation can within its sole discretion prepay all or any part of such severance pay. The severance agreements also contain covenants restricting each executive from engaging in competing businesses or certain conduct with the Corporation's vendors; requiring the executive to return all Corporation-owned materials and equipment; prohibiting the disclosure of confidential information of the Corporation; and requiring the executive to assist the Corporation in acquiring intellectual property rights in any invention the executive may have made or conceived while employed by the Corporation. The severance agreements also provide for injunctive relief as well as other remedies for breach.

     Change-in-Control Arrangements: On June 2, 1988, the Corporation's Board of Directors approved the grant of non-qualified stock options to purchase common stock to certain officers and directors of the Corporation as follows: (i) Henry Zenzie, 30,000 option shares; (ii) Leon Bademian 30,000 option shares; (iii) Jerry W. Rayburn, 30,000 option shares; and (iv) Lee Marks, 7,500 option shares. The exercise price for all options granted was $1.75 per share. These non-qualified stock option shares terminate ten years from the date of grant and may be exercised in whole or in part at any time only (i) following the death of the director, or (ii) if the director ceases for any reason to be a member of the Corporation's Board of Directors, or (iii) if the Corporation's Board of Directors for good cause permits such exercise; or (iv) there is a change of ownership or effective control in the Corporation within the meaning of Section 280G of the United States Internal Revenue Code.

(i)  Report on Repricing of Options/SARs

     None. The Corporation did not adjust or amend the exercise price of stock options or SARs previously awarded to any of the named executive officers during the last fiscal year.

(j) Additional Information with Respect to Compensation Committee Interlock and Insider Participation in Compensation Decisions

     In 1994, four of the Corporation's directors participated in deliberations and decisions regarding executive officer compensation. They were Mr. Zenzie, Mr. Bademian, Mr. Rayburn and Mr. Marks.

(k)  Board Compensation Committee Report on Executive Compensation

     Not applicable.

(i)  Performance Graph

     Not applicable.

   ITEM XII   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
              --------------------------------------------------------------


                                          COMMON STOCK
                                          ------------

    NAME OF                   AMOUNT AND NATURE           PERCENT
BENEFICIAL OWNER         OF BENEFICIAL OWNERSHIP/1/      OF CLASS/2/
----------------         --------------------------      -----------
Leon Bademian
Officer, Director
and Nominee                     11,050/3/                    .58

Jerry W. Rayburn
Officer, Director
and Nominee                     10,000/4/                    .52

Lee R. Marks
Officer, Director
and Nominee                      2,333                       .12

Thomas P. Meloy, Jr.
Director and Nominee
413 Jefferson Street
Morgantown, WV  26505          131,103                      6.88

Henry Zenzie
Officer, Director
and Nominee                    538,088/5/                  28.24

All directors and officers
as a group (8 persons)         705,673                     36.51


----------------------------
/1/ Unless otherwise indicated, each person has sole voting and investment power with respect to the shares beneficially owned.

/2/ Calculated on the basis of 1,905,590 shares of Common Stock outstanding at April 15, 1995, plus, in the case of the individual option holder, additional shares of Common Stock deemed to be outstanding because such shares may be acquired within 60 days of that date through the exercise of outstanding options.

/3/ Includes 10,000 shares that Mr. Bademian has an option to acquire within 60 days of April 15, 1995.

/4/ Includes 10,000 shares that Mr. Rayburn has an option to acquire within 60 days of April 15, 1995.

/5/ Includes 93,060 shares as to which Mr. Zenzie, as Nominee under certain Nominee and Option Agreements dated as of March 9, 1993, shares investment power for a maximum term of ten (10) years, but holds no voting powers hereto. Pursuant to these agreements, Mr. Zenzie also has an option to immediately acquire 18,612 of such shares.

            ITEM XIII CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                      ----------------------------------------------

     None other than set forth above.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirement of The Securities Exchange Act of 1934, the Registrant has duly caused this Amendment Number 1 to Form 10-KSB for the fiscal year ended December 31, 1994 to be signed on its behalf by the undersigned, thereunto duly authorized.



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