Form 10QSB/A
period 1995-06-30
ISOMET CORP
filed 1995-10-20
CIK 52708

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                 FORM 10-QSB/A

                       Amendment Number 1 to Form 10-QSB

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

                              X   Yes                No
                           -------            -------

                               ISOMET CORPORATION
                               ------------------

     The Company hereby amends the following portion of the Company's Form 10-QSB for the quarter ended June 30, 1995:

                                    PART II

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

     For the six months ended June 30, 1995, revenue of $2,579,000 was approximately $220,000 below the 1994 level. This decline was primarily due to a lower level of color scanner shipments in the first quarter of 1995, compared to the same period in 1994. For the first half of 1995 net earnings were $30,000 or $.02 per share, compared to a net loss in 1994 of $(105,000) or $(.06) per share. The 1994 results included a non-recurring net charge to income of $222,000 related to Isomet Japan's first quarter of 1994 operations and the sale of the subsidiary, effective March 31, 1994.

     New orders totaled $1,071,000 for the quarter and $2,695,000 for the current six month period, compared to $1,626,000 and $2,821,000, respectively, last year. Unfilled orders on June 30, 1995 totaled $1,138,000, compared to $1,127,000 on the same date last year and $943,000 on December 31, 1994.

     Effective January 8, 1995, the Company's loan agreement with Nations Bank was renewed for a one year period with a fixed principal repayment schedule of $20,000 per month. Consequently, this debt, in the amount of $1,465,000, is classified as short-term on the 1995 quarterly balance sheets. During the twelve month period from July 1, 1995 - June 30, 1996, the Company expects to generate sufficient cash flow from operations to meet it's liquidity needs and to either renew it's existing loan agreement in January 1996 or to replace it from other lending sources.

     As of June 30, 1995 the Company has no material commitments for capital expenditures and accordingly, no funds from sources, other than internally generated funds, are considered necessary over the next twelve months.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirement of The Securities Exchange Act of 1934, the Registrant has duly caused this Amendment Number 1 to Form 10-QSB Quarterly Report for the quarter ended June 30, 1995 to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ISOMET CORPORATION



                                    ---------------------------------------
                                    Registrant



                                    By:
                                         ----------------------------------
                                         Jerry W. Rayburn
                                         Executive Vice President
                                         Finance and Treasurer and Director


Date:  October    , 1995
              ----