Form 10QSB
period 1995-09-30
ISOMET CORP
filed 1995-11-13
CIK 52708

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                  FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                      For Quarter Ended September 30, 1995

                           Commission File No. 0-4671


                               ISOMET CORPORATION


                      State of Incorporation - New Jersey

                   IRS Employer Identification No. 22-1591074


                     Address of Principal Executive Offices
                              5263 Port Royal Road
                          Springfield, Virginia 22151


                 Registrant's Telephone Number: (703) 321-8301

     Common Shares Outstanding on September 30, 1995: 1,905,590



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.

                        X     Yes                   No
                    --------              --------

                               ISOMET CORPORATION
                         Part 1: Financial Information
                         -----------------------------
                          Item 2: Financial Statements
                          ----------------------------

A.  Statement of Income (1) (2) (3) (000 omitted)

                                                              Three Months Ended               Nine Months Ended
                                                                 September 30                    September 30
                                                              1995          1994             1995           1994
                                                          ----------      ----------      ----------     ----------
1.  Revenues
         a. Sales                                         $    1,148      $    1,515      $    3,715     $    4,311
         b. Interest Income                                        1               1               7              3
         c. Other Income                                           1               -               7              -
                                                          ----------      ----------      ----------     ----------
                                                          $    1,150      $    1,516      $    3,729     $    4,314
                                                          ----------      ----------      ----------     ----------
2.  Cost and Expenses
         a. Cost of Sales                                 $      777      $    1,042      $    2,473     $    2,766
         b. Selling, General and Administrative                  324             309           1,015            969
         c. Research and Development                               2              19              61            212
         d. Interest Expense                                      48              58             150            161
         e. Non-Recurring Charges - Isomet Japan                   -               -               -            274
                                                          ----------      ----------      ----------     ----------

Total Cost and Expenses                                   $    1,151      $    1,428      $    3,699     $    4,382
                                                          ----------      ----------      ----------     ----------

3.  Income (Loss) Before Taxes on Income
     and Extraordinary Items                              $       (1)     $       88      $       30     $      (68)

4.  Provisions for Taxes on Income                                 1               1               2              2
                                                          ----------      ----------      ----------     ----------

5.  Income (Loss) Before Extraordinary Items              $       (2)     $       87      $       28     $      (70)

6.  Extraordinary Item - Gain on Disposal
     of Subsidiary                                                 -               -               -             52
                                                          ----------      ----------      ----------     ----------

7.  Net Income (Loss)                                     $       (2)     $       87      $       28     $      (18)
                                                          ----------      ----------      ----------     ----------

8.  Earnings (Loss) Per Share:
     Income (Loss) Before Extraordinary Item              $        -      $      .05      $      .01     $     (.04)
     Extraordinary Item                                            -               -               -            .03
                                                          ----------      ----------      ----------     ----------

Net Income (Loss) Per Share                               $        -      $      .05      $      .01     $     (.01)
                                                          ----------      ----------      ----------     ----------

9.  Weighted Average Number of Shares Outstanding          1,905,600       1,905,600       1,905,600      1,905,600
10. Dividends Per Share                                            -               -               -              -

(1)  This Financial Statement is unaudited.
(2) The results for interim periods are not necessarily indicative of results to be expected for the year due to:
     a.   Fluctuations in order receipt and customer delivery.
     b. Fluctuations in yield in manufacturing processes may cause fluctuations in operating results for interim periods.
(3) In the opinion of mangement, all adjustments have beeen made which are necessary to reflect a fair statement of the results for the three and nine months ended September 30, 1995 and September 30, 1994. All such adjustments are of a normal and recurring nature.

                               ISOMET CORPORATION
                              Financial Statements
                       B. Balance Sheet (1) (000 omitted)

                                                            September 30   December 31
                                                                1995           1994
                                                            -------------  ------------
Current Assets
     Cash and Equivalent                                      $     70      $    293
     Accounts Receivable, Net                                      925           953
     Other Current Assets                                          417           421
     Inventories (2)                                             3,267         3,129
                                                              --------      --------
                                                              $  4,679      $  4,796
                                                              --------      --------

Property and Equipment at Cost                                $  2,831      $  2,797
     Less Accumulated Depreciation                               2,456         2,387
                                                              --------      --------
                                                              $    375      $    410
                                                              --------      --------

Other Assets                                                  $     95      $     83
                                                              --------      --------
                                                              $  5,149      $  5,289
                                                              --------      --------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
     Accounts Payable                                         $    287      $    296
     Accrued Liabilities                                           318           306
     Notes Payable to Banks                                      1,496           319
     Notes Payable to Others                                        42            51
                                                              --------      --------
                                                              $  2,143      $    972

Long Term Liabilities                                         $     18      $  1,405
                                                              --------      --------
Minority Interest in Consolidated Subsidiary                         7             7
                                                              --------      --------

Stockholders' Equity (Deficit (3))
     Common Stock Par Value $1 Per Share:
     Authorized 2,500,000 Shares; Issued and
     Outstanding:                                             $  1,906      $  1,906
     Capital Contributed in Excess of Par Value                  4,221         4,221
     Unamortized Deferred Compensation                            (113)         (138)
     Accumulated Deficit                                        (3,110)       (3,138)
     Foreign Exchange Adjustment                                    77            54
                                                              --------      --------
                                                              $  2,981      $  2,905
                                                              --------      --------
                                                              $  5,149      $  5,289
                                                              --------      --------
(1) Unaudited.  Subject to Year-End Adjustments
(2) Inventory Breakdown
     Parts and Raw Material                                   $    720      $  1,171
     Work in Process                                             1,580         1,466
     Finished Goods                                                967           492
                                                              --------      --------
                                                              $  3,267      $  3,129
                                                              --------      --------
(3) The number of shares of common stock reserved
    for issuance upon the exercise of options granted
    or to be granted.                                          257,000       257,000

                               ISOMET CORPORATION
                              Financial Statements
                              --------------------
                           C. Statement of Cash Flows
                         Nine Months Ended September 30

                                                                   (000 omitted)

                                                           1995    1994
                                                          -----   -----
Cash Flow From Operating Activities
     Net Income (Loss)                                    $  28   $ (70)

Adjustment to Reconcile Net Income (Loss) to Net
Cash Provided by Operating Activities
     Depreciation & Amortization                          $  69   $  64
     Amortization of Deferred Compensation                   24      24
     Changes in Assets & Liabilities:
     (Increase) Decrease in Accounts Receivable              28     489
     (Increase) Decrease in Other Current Assets              4      31
     (Increase) Decrease in Inventories                    (138)    308
     Increase (Decrease) in Accounts Payable                 (9)   (122)
     Increase (Decrease) in Accrued Liabilities              12    (155)
     (Increase) Decrease in Deposits                        (12)    (48)
                                                          -----   -----

     Total Adjustments:                                   $ (22)  $ 591
                                                          -----   -----

     Net Cash Provided (Used) by Operating Activities     $   6   $ 521
                                                          -----   -----

Cash Flows from Investing Activities
     Proceeds from Disposal of Subsidiary                 $  -    $  82
     Purchase of Property and Equipment                     (28)    (26)
     Proceeds from Sale of Property and Equipment             3       6
                                                          -----   -----
     Net Cash (Used) by Investing Activities              $ (25)  $  62
                                                          -----   -----

Cash Flows from Financing Activities
     Proceeds of Long-Term Debt and Notes Payable         $  93   $  31
     Principal Payments Under Long Term Debt and
         Notes Payable                                     (274)   (868)
                                                          -----   -----

     Net Cash Provided (Used) by Financing Activities:    $(181)  $(837)
                                                          -----   -----
     Effect of Exchange Rate on Changes in Cash           $ (23)  $ (37)
                                                          -----   -----

Net Increase (Decrease) in Cash                           $(223)  $(291)
                                                          -----   -----

Cash at Beginning of Year                                 $ 293   $ 343
                                                          -----   -----
Cash at September 30                                      $  70   $  52
                                                          -----   -----

Supplemental Disclosures of Cash Flow Information
     Cash Paid During the Year for:
     Interest                                             $ 150   $ 161
                                                          -----   -----
     Income Taxes                                         $  -    $   1
                                                          -----   -----

                               ISOMET CORPORATION
                               ------------------


         Item 2:  Management's Analysis of Quarterly Income Statements


     Revenue for the third quarter of 1995 totaled $1,150,000, $366,000 below the 1994 total of $1,516,000. Due primarily to lower gross profit from the decreased revenue, a net loss of $(2,000) or $.00 per share was incurred in the current quarter, compared to a net profit of $87,000 or $.05 per share last year.

     For the nine months ended September 30, 1995, revenue of $3,729,000 was $585,000 below the 1994 level. On this lower revenue level the Company's net earnings for the first three quarters of 1995 were $28,000 or $.01 per share, compared to a net loss in 1994 of $(18,000) or $(.01) per share. The 1994 results included a non-recurring net charge to income of $222,000 related to Isomet Japan's operations in the first quarter of 1994 and the sale of the subsidiary effective March 31, 1994.

     Lower revenue for the quarter and nine months ended September 30, 1995 is almost entirely due to decreased unit sales of digital color scanners in Japan and in the United States, due to price and competitive factors.

     New orders totaled $861,000 for the quarter and $3,556,000 for the current nine month period, compared to $1,647,000 and $4,468,000, respectively, last year. Unfilled orders on September 30, 1995 totaled $771,000, compared to $1,297,000 on the same date last year and $943,000 on December 31, 1994.

     Effective January 8, 1995, the Company's loan agreement with Nations Bank was renewed for a one year period with a fixed principal repayment schedule of $20,000 per month. Consequently, this debt, in the amount of $1,405,000, is classified as short-term on the September 30, 1995 quarterly balance sheet. During the twelve month period from September 1, 1995 - August 31, 1996, the Company expects to generate sufficient cash flow from operations to meet it's liquidity needs and to either renew it's existing loan agreement in January 1996 or to replace it from other lending sources.

     As of September 30, 1995 the Company has no material commitments for capital expenditures and accordingly no funds from sources other than internally generated funds are considered necessary over the next twelve months.

                               ISOMET CORPORATION
                               ------------------

                          Part II:  Other Information



     1.  Legal Proceedings

             None

     2.  Change in Securities

             None

     3.  Defaults Upon Senior Securities

             None

     4.  Submission of Matters to a Vote of Security Holders

             None

     5.  Other Information

             None

     6.  Exhibits and Reports on Form 8K

             a. Exhibit 27 - Financial Data Schedule for quarter ended September 30, 1995.

             b. No reports on form 8K have been filed by the Registrant during the quarter ended September 30, 1995.

                               ISOMET CORPORATION
                               ------------------

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     ISOMET CORPORATION



                                     --------------------------
                                     Registrant


                                     By: /s/ Jerry W. Rayburn
                                     -------------------------
                                     Jerry W. Rayburn
                                     Executive Vice President
                                     Finance and Treasurer

Date:
     ----------------------