Form 10KSB40
period 1995-12-31
ISOMET CORP
filed 1996-03-29
CIK 52708

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-KSB


               Annual Report Pursuant to Section 13 or 15 (d) of
                      The Securities Exchange Act of 1934

For Fiscal Year Ended                                   Commission File Number
December 31, 1995                                               0-4671

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

                         Common Stock Par Value $1.00

             1,905,590 Shares Were Outstanding on January 31, 1996

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of The Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period the Company was required to file such report(s)), and (2) has been subject to such filing requirements for
the past ninety (90) days.  Yes  X     No
                                ___       ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation SB is not contained herein and will not be contained, to the best of registrant knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

On January 31, 1996 the approximate aggregate market value of the voting stock held by non-affiliates of the Company was $3,422,590.

                  DOCUMENTS INCORPORATED HEREIN BY REFERENCE



  Portions of the Company's Annual Report to Stockholders for fiscal year 1995 are incorporated by reference into Part II of this Form 10-KSB and portions of the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 23, 1996, are incorporated by reference into Part III of this Form 10-KSB.

                                    PART I

ITEM 1  DESCRIPTION OF BUSINESS

  (a) General Development of Business

     Isomet Corporation (hereinafter referred to as "Isomet" or "Company") was incorporated in 1956. The Company is a manufacturer of laser control devices, systems and equipment for color image reproduction applications.

  (b) Financial Information About Industry Segments

     See Note 11 (Segment Information) of the Notes to the Consolidated Financial Statements.

  (c) Narrative Description of Business/Business Done and Intended to be Done

     (1) Principal Products and Services

     (a) Principal Products

     Isomet's acousto-optic line is comprised of laser control devices and systems for applications that make use of lasers to process or communicate information through various forms of recorded images. Acousto-optics is the interaction between light and sound within a crystalline material that can be used to manipulate laser light for practical purposes. Acousto-optic technology is an essential element of image processing systems such as laser printers, laser film recorders and phototypesetters.

     Isomet's graphic arts systems product line consists of high resolution digital color scanners, laser film recorders and specialized interface software and electronics packages.

     Isomet has one operating overseas subsidiary. Isomet UK, Ltd., in Wales UK, markets and services graphic arts equipment and laser control devices in Europe. Through it's subsidiary and a network of sales representatives, the Company conducts business in most industrially developed countries.

     The following table shows for each of the last three fiscal years the approximate amount of total revenue attributable to the Company's commercial product line and Government contracts:

Revenue - Sales                       1995        1994        1993
---------------                       ----        ----        ----

Acousto-Optic Laser Components
  and Graphic Arts Equipment       $4,725,386  $5,714,218  $5,547,878
Government Agencies                    63,575       7,560     177,070
                                   ----------  ----------  ----------
Total:                             $4,788,961  $5,721,778  $5,724,948

  (b)  Method of Distribution

  The Company distributes its products domestically through its own sales-men and value-added resellers and to foreign customers primarily through independent agents or through its foreign subsidiary.

  (2)  New Products

  Engineering R and D effort during 1995 was directed primarily to hardware and software upgrades for existing products and new acousto-optic device designs.

  (3) Source and Availability of Raw Materials

  Precious metals and various chemicals are raw materials essential to various phases of the Company's business. Precious metals and chemicals are readily available and are obtained from domestic commercial suppliers, such as Johnson Matthey and AAA Molybdenum.

  (4) Patents, Trademarks, Licenses, Franchises and Concessions

  For its acousto-optic component product line, the Company holds several patents; none of which materially affect its present business. The Company protects many of its crystal growing processes and acousto-optic device manufacturing processes as trade secrets; they are important to the Company's competitive market position.

  During the last quarter of 1983, the Company entered into an exclusive technical license agreement with K.K. Printing Developments, Inc., of Tokyo Japan providing for the manufacture, supply and sale of laser based color separation and other related equipment for the graphics market. As a result of technical advances made by the Company during the last several years, the Company does not utilize the information covered under this license agreement.

  In 1989, the Company entered into a license agreement with Patlex Corporation covering the use of certain lasers in its systems and sub-systems product line. The Company's obligation under this agreement will terminate in 1996 due to the expiration of applicable patents.

  (5)  Seasonal Operations

  The Company's business is not seasonal.

  (6) Practices Re Certain Working Capital Items

  None

  (7)  Customers

  In 1995, of the $4,788,961 in total sales, one customer (Optilas, the Company's distributor in Europe) accounted for $1,132,709, approximately 24%.

  (8)  Backlog

  Backlog of orders believed to be firm was $5,861,000 as of December 31, 1995 and $943,000 as of December 31, 1994. It is expected that all of the backlog orders will be filled during fiscal years 1996 and 1997. The current backlog includes a $4,500,000 contract, which was received in November 1995 for the manufacture and supply of laser plotters.

  (9) Description of Material Business Subject to Renegotiation or Termination

  The Company has no material business subject to renegotiation or termination.

  (10) Competitive Conditions and Competitive Position

  To its knowledge, the Company competes principally against two U.S. companies and three foreign companies, two of which are substantially larger than the Company in the manufacture and commercial sales of acousto-optic laser components and sub-systems. No single company dominates the market in the Company's product line. The Company competes with these companies on the basis of price and product performance. The Company is well known and has an established position in the market for these products.

  For the graphic arts pre-press equipment, the Company competes principally against four foreign companies and two domestic companies, four of which are substantially larger than the Company. No single company dominates the market for sales of this equipment. The Company has an established position in the market for these products.

  (11)  Research and Development

  The following amounts were expended for Company sponsored research and development for the fiscal years indicated:

     1995    $ 60,846
     1994    $272,242
     1993    $379,604

  (12) Compliance with Environmental Regulations

  The Company's business is not materially affected by federal, state or local laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.

  (13)  Employees

  On December 31, 1995 the Company employed fifty-one (51) full-time employees, of whom five (5) were employed by the Company's foreign subsidiary.

  (d) Financial Information About Foreign and Domestic Operations and
      Export Sales

  See Note 11 (Segment Information) of the Notes to the Consolidated Financial Statements.

ITEM II  PROPERTIES

  The Company leases 19,724 square feet at 5263 Port Royal Road, Springfield, Virginia for corporate offices, manufacturing facilities and engineering laboratories at an annual rental of $177,700, plus adjustments for increases or decreases in real estates taxes and in the cost-of-living index. This lease expires on August 31, 1998 and provides for two successive three year renewal periods at the same terms and conditions as the present lease. Management believes that the facilities are adequate for it's present level of business.

  In the United Kingdom, the Company leases 3,113 square feet for acousto-optic products and scanner marketing and service activities. The annual rental amount is $18,450. The lease expires in April, 2000, but the Company has an option to cancel the remainder of the lease in April, 1997. This lease is renewable.

ITEM III    LEGAL PROCEEDINGS

  There are no material legal proceedings pending against the Company.

ITEM IV     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of the security holders in the fourth quarter.

                                    PART II

ITEM V      MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY
            HOLDER MATTERS

  Common stock market prices, dividends and related security holder matters set forth in the Company's 1995 Annual Report to stockholders are hereby incorporated by reference.

ITEM VI     SELECTED FINANCIAL DATA

  Selected Financial Data set forth by the Company's 1995 Annual Report to stockholders is hereby incorporated by reference.

ITEM VII     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

  Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company's 1995 Annual Report to stockholders is hereby incorporated by reference.

ITEM VIII    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See pages F-1 through F-18  of this Annual Report on Form 10-KSB.

ITEM IX      DISAGREEMENT IN ACCOUNTING AND FINANCIAL DISCLOSURE

  The Company has not had any disagreements on accounting or financial disclosure with it's accountants required to be reported hereunder.

                                   PART III

ITEM X      DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

  The information called for by this Item is incorporated by reference from the Company's definitive proxy statement for the 1996 Annual Meeting of stockholders.

ITEM XI     MANAGEMENT/RENUMERATION

  The information called for by this Item is incorporated by reference from the Company's definitive proxy statement for the 1996 Annual Meeting of stockholders.

ITEM X11    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

  The information called for by this Item is incorporated by reference from the Company's definitive proxy statement for the 1996 Annual Meeting of stockholders.

ITEM XIII    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information called for by this Item is incorporated by reference from the Company's definitive proxy statement for the 1996 Annual Meeting of stockholders.


                                    PART IV

ITEM XIV     EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS
             ON FORM 8-K

  (1)  Financial Statements

       An Index to the Financial Statements appears on page F-1.

  (2)  Exhibits

       The exhibits, if any, filed with this report are listed on the Index to Exhibits on page E-1.

  (3)  Reports on Form 8-K

       No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1995.

                                  SIGNATURES


  Pursuant to the requirement of The Securities and Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on it's behalf by the undersigned thereunto duly authorized.



                                            _________________________
                                            ISOMET CORPORATION
                                            (Registrant)



Date:_________________                      By:______________________
                                             Jerry W. Rayburn
                                             Executive Vice President, Finance
                                             and Treasurer and Director



                                            By:______________________
                                             Vanda Gallagher
                                             Controller


  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this ______ day of March 1996.


------------------------    ------------------------    ------------------------
Henry Zenzie                Leon Bademian               Lee R. Marks
Director                    Director                    Director

                                   CONTENTS



                                                   Page
                                                   ----

Independent Auditor's Report                        F-2

Consolidated Balance Sheets                         F-3

Consolidated Statements of Operations               F-4

Consolidated Statements of Stockholders' Equity     F-5

Consolidated Statements of Cash Flows               F-6

Notes to Consolidated Financial Statements          F-7


[LOGO APPEARS HERE]                                    [LETTERHEAD APPEARS HERE]



                         INDEPENDENT AUDITOR'S REPORT



To the Stockholders and Board of Directors
Isomet Corporation
Springfield, Virginia

We have audited the consolidated balance sheets of Isomet Corporation and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Isomet Corporation and Subsidiaries as of December 31, 1995 and 1994, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                        /s/ [SIGNATURE APPEARS HERE]


March 25, 1996

                      ISOMET CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  ASSETS

                                                                                   DECEMBER 31
                                                                        ---------------------------------
                                                                            1995                  1994
                                                                        -----------           -----------
CURRENT ASSETS
  Cash and cash equivalents                                             $    85,541           $   292,908
  Accounts and notes receivable (note 5)
    Trade (less allowance for doubtful accounts of $567 and $43,395
     for 1995 and 1994, respectively)                                       831,842               953,380
    Other                                                                    27,912                41,890
  Refundable income taxes                                                    12,435                 8,808
  Notes receivable-other                                                     24,513                18,385
  Precious metals                                                           198,514               216,564
  Inventories (note 3)                                                    3,249,426             3,129,156
  Prepaid expenses and other                                                 41,174                93,285
  Deferred income tax asset, net (note 8)                                    87,472                41,740
                                                                        -----------           -----------
    Total current assets                                                  4,558,829             4,796,116
                                                                        -----------           -----------

PROPERTY AND EQUIPMENT, AT COST (NOTES 4, 5 AND 6)                        2,494,779             2,797,377
  Accumulated depreciation and equipment                                 (2,121,103)           (2,387,038)
                                                                        -----------           -----------
    Net property and equipment
                                                                            373,676               410,339
                                                                        -----------           -----------

OTHER ASSETS
  Notes receivable-officers (note 2)                                         45,000                45,000
  Notes receivable-other (note 2)                                             6,128                30,641
  Deposits and other                                                          7,357                 7,357
                                                                        -----------           -----------
    Total other assets                                                       58,485                82,998
                                                                        -----------           -----------
      Total assets                                                      $ 4,990,990           $ 5,289,453
                                                                        ===========           ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                   DECEMBER 31
                                                                        ---------------------------------
                                                                            1995                  1994
                                                                        -----------           -----------
CURRENT LIABILITIES
  Notes payable (note 5)                                                $   326,340           $   319,498
  Obligation under capital lease (note 6)                                    23,213                51,174
  Accounts payable                                                          302,817               295,810
  Accrued liabilities (note 7)                                              311,561               294,753
  Income taxes payable                                                            -                10,679
                                                                        -----------           -----------
    Total current liabilities                                               963,931               971,914
                                                                        -----------           -----------
LONG-TERM DEBT
  Obligation under capital lease (note 6)                                         -                23,213
  Deferred rent payable                                                      17,517                17,517
  Long-term debt, net of current portion (note 5)                         1,104,716             1,364,716
                                                                        -----------           -----------
                                                                          1,122,233             1,405,446
                                                                        -----------           -----------
    Total liabilities                                                     2,086,164             2,377,360
                                                                        -----------           -----------
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                  3,809                 7,458
                                                                        -----------           -----------
COMMITMENTS AND CONTINGENCIES (NOTE 9)

STOCKHOLDERS' EQUITY (NOTE 10)
  Common stock, par value $1 per share; 2,500,000 shares
   authorized; issued and outstanding 1,905,590 for 1995
   and 1994                                                               1,905,590             1,905,590
  Capital contributed in excess of par value                              4,221,183             4,221,183
  Unamortized deferred compensation from stock options                     (101,486)             (137,706)
  Accumulated deficit                                                    (3,182,378)           (3,138,282)
  Foreign currency translation adjustment                                    58,108                53,850
                                                                        -----------           -----------
    Total stockholders' equity                                            2,901,017             2,904,635
                                                                        -----------           -----------
      Total liabilities and stockholders' equity                        $ 4,990,990           $ 5,289,453
                                                                        ===========           ===========

See notes to consolidated financial statements.

                      ISOMET CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     YEARS ENDED
                                                                                     DECEMBER 31,
                                                                          -------------------------------
                                                                              1995                1994
                                                                          ----------           ----------
REVENUE
  Sales                                                                   $4,788,961           $5,721,778
  Other income                                                                 1,150               16,154
  Interest income                                                              9,472                7,925
                                                                          ----------           ----------
    Total revenue                                                          4,799,583            5,745,857
                                                                          ----------           ----------
COSTS AND EXPENSES (NOTES 4, 9 AND 13)
  Cost of sales                                                            3,261,144            3,722,186
  Selling expenses                                                           307,237              253,239
  General and administrative expenses                                      1,066,615            1,017,578
  Research and development expenses                                           60,846              272,242
  Interest expense                                                           197,922              201,539
  Equity in loss of disposed subsidiary (note 14)                                  -              208,036
  Loss on sale of subsidiary (note 14)                                             -               23,756
  Non-recurring charges                                                        2,413               16,142
                                                                          ----------           ----------
    Total costs and expenses                                               4,896,177            5,714,718
                                                                          ----------           ----------
Income (loss) before income taxes and minority interest                      (96,594)              31,139
Income tax expense (benefit) (note 8)                                        (53,138)               5,509
                                                                          ----------           ----------
Income (loss) before minority interest                                       (43,456)              25,630
Minority interest in earnings of consolidated subsidiary                         640                2,246
                                                                          ----------           ----------
    Net income (loss)                                                     $  (44,096)          $   23,384
                                                                          ==========           ==========

NET INCOME (LOSS) PER SHARE
  Weighted average number of common shares outstanding                     1,905,590            1,905,590
                                                                          ==========           ==========
  Net income (loss) per share                                             $    (0.02)          $     0.01
                                                                          ==========           ==========

See notes to consolidated financial statements.

                      ISOMET CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                     YEARS ENDED
                                                                                     DECEMBER 31,
                                                                          -------------------------------
                                                                              1995                1994
                                                                          -----------         -----------
COMMON STOCK
  Shares issued and outstanding, beginning and end of year                  1,905,590           1,905,590
                                                                          ===========         ===========
  Amount issued and outstanding, beginning and end of year                $ 1,905,590         $ 1,905,590
                                                                          -----------         -----------
CAPITAL CONTRIBUTED IN EXCESS OF PAR VALUE
  Balance, beginning and end of year                                        4,221,183           4,221,183
                                                                          -----------         -----------
UNAMORTIZED DEFERRED COMPENSATION FROM STOCK OPTIONS
  Balance, beginning of year                                                 (137,706)           (173,926)
  Amortization of deferred compensation                                        36,220              36,220
                                                                          -----------         -----------
    Balance, end of year                                                     (101,486)           (137,706)
                                                                          -----------         -----------
ACCUMULATED DEFICIT
  Balance, beginning of year                                               (3,138,282)         (3,161,666)
  Net income (loss)                                                           (44,096)             23,384
                                                                          -----------         -----------
    Balance, end of year                                                   (3,182,378)         (3,138,282)
                                                                          -----------         -----------
FOREIGN CURRENCY TRANSLATION ADJUSTMENT
  Balance, beginning of year                                                   53,850              71,371
  Foreign currency translation adjustment                                       4,258             (17,521)
                                                                          -----------         -----------
    Balance, end of year                                                       58,108              53,850
                                                                          -----------         -----------
      Total stockholders' equity                                          $ 2,901,017         $ 2,904,635
                                                                          ===========         ===========

See notes to consolidated financial statements.

                      ISOMET CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     YEARS ENDED
                                                                                     DECEMBER 31,
                                                                          -------------------------------
                                                                            1995                  1994
                                                                          ---------             ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                       $ (44,096)            $  23,384
  Adjustments to reconcile net income (loss) to net cash provided by operating activities
    Depreciation and amortization                                            96,371                90,450
    Loss on disposal of property and equipment                                    -                 8,857
    Loss on disopsal of subsidiary                                                -                23,756
    Provision for doubtful accounts                                               -               (48,744)
    Minority interest in earnings of subsidiary                              (3,649)                3,896
    Amortization of deferred compensation                                    36,220                36,220
    Miscellaneous expenses on disposal of subsidiary                              -               (57,914)
    Changes in assets and liabilities
      Accounts, notes and other receivables                                 125,761               513,084
      Precious metals                                                        18,050                 9,421
      Inventories                                                          (120,270)              456,701
      Prepaid expenses and other assets                                      52,111                 5,714
      Deferred income tax asset                                             (45,732)                    -
      Accounts payable                                                        7,007              (184,203)
      Accrued liabilities                                                    16,808              (233,351)
      Income taxes payable                                                  (10,679)                7,175
      Deferred revenue                                                            -               (26,960)
      Deferred rent payable                                                       -                17,517
                                                                          ---------             ---------
        Net cash provided by operating activities                           127,902               645,003
                                                                          ---------             ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                        (59,708)              (41,659)
  Collection of note receivable                                              24,513                     -
                                                                          ---------             ---------
        Net cash (used) by investing activities                             (35,195)              (41,659)
                                                                          ---------             ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Bank overdraft                                                                  -                91,757
  Repayments of debt                                                       (304,332)             (727,289)
                                                                          ---------             ---------
        Net cash (used) by financing activities                            (304,332)             (635,532)
                                                                          ---------             ---------
        Effect of exchange rate changes on cash                               4,258               (17,521)
                                                                          ---------             ---------
Net (decrease) in cash and cash equivalents                                (207,367)              (49,709)
CASH AND CASH EQUIVALENTS
  Beginning of year                                                        292,,908               342,617
                                                                          ---------             ---------
  End of year                                                             $  85,541             $ 292,908
                                                                          =========             =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid for interest expense                                          $ 197,922             $ 201,538

See notes to consolidated financial statements.

                      ISOMET CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995


Note 1 - Summary of significant accounting policies
---------------------------------------------------

General
-------

Isomet Corporation and its subsidiaries (the Company) produce and sell laser equipment, systems, and laser accessory components for color image reproduction applications. The Company also performs sponsored research and development in the general field of laser technology.

Basis of consolidation
----------------------

The Company owns a wholly-owned subsidiary in Barbados which has elected to be a Foreign Sales Corporation, and owns wholly-owned and majority-owned subsidiaries in the United Kingdom. At December 31, 1993 the Company owned 100 percent of a subsidiary in Japan. As more fully described in Note 14, effective March 31, 1994, the Company disposed of 95 percent of its interest in the subsidiary in Japan. The Company has reflected the results of operations of this disposed subsidiary as a single amount in the consolidated statement of operations. The consolidated financial statements include the accounts of Isomet and these subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Revenue recognition
-------------------

The Company's revenue arising from short-term government and commercial fixed-price contracts and orders is recorded when shipped.

Inventories
-----------

Inventories of parts are stated at cost determined on a first-in, first-out basis, which does not exceed market. Work-in-process and finished goods are stated at the lower of standard costs (which approximate average costs) or market.

Property and equipment
----------------------

Depreciation and amortization of property and equipment is recorded using the straight-line method over estimated useful lives as follows:

                                                        Years
                                                        -----

          Plant equipment, including leased
           equipment under capital leases               5-15
          Furniture                                     5-10
          Transportation equipment                      3- 5
          Leasehold improvements               Remaining term of lease

                      ISOMET CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               DECEMBER 31, 1995

Note 1 - Summary of significant accounting policies (continued)
---------------------------------------------------------------

Foreign currency translation
----------------------------

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 52 whereby the assets and liabilities of its foreign operations are translated at rates of exchange in effect at year end, and revenue, expenses, gains and losses are translated at the average rates of exchange for the year. Gains and losses resulting from translation are accumulated as a separate component of stockholders' equity until the foreign entity is sold or liquidated.

Income (loss) per share of common stock
---------------------------------------

Income (loss) per share of common stock has been computed on the weighted average number of shares of common stock outstanding during the period. The loss per share for 1995 does not include stock options as common stock equivalents since their effect would be antidilutive. The income per share for 1994 does not include stock options as common stock equivalents as exercise of the options cannot be assumed when the exercise price is greater than the market price of the common stock.

Statements of cash flows
------------------------

The statements of cash flows are prepared on the basis of cash on hand and in banks which is subject to withdrawal on demand and items considered to be cash equivalents. For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. At times during the year the Company has amounts on deposit with financial institutions that exceed federally insured limits.

Fair value of financial instruments
-----------------------------------

The fair market values of the financial instruments included in the consolidated financial statements approximate the carrying value of the financial instruments.

Financial statement estimates
-----------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                      ISOMET CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               DECEMBER 31, 1995


Note 2 - Notes receivable
-------------------------

The Company has unsecured notes receivable from officers in the amount of $45,000, bearing interest at 6%. The notes are classified as non-current since, historically, management has not required repayment within the next year.

The Company has a note receivable related to the sale of the Japan subsidiary in the original amount of $49,026. The note bears interest at 8% and requires quarterly principal payments beginning June 1995, until maturity on March 31, 1997. The note is secured by, among other things, a Stock Pledge Agreement between the Company and the maker.

Note 3 - Inventories
--------------------

Inventories are summarized as follows:
                                             1995        1994
                                          ----------  ----------

              Parts                       $1,109,627  $1,170,470
              Work-in-process              1,599,400   1,466,274
              Finished goods                 540,399     492,412
                                          ----------  ----------

                                          $3,249,426  $3,129,156
                                          ----------  ----------

Note 4 - Property and equipment
-------------------------------

The following is a summary of property and equipment:

                                                                                        1995                         1994
                                                                              -------------------------    -------------------------

                                                                                           ACCUMULATED                  ACCUMULATED
                                                                                           DEPRECIATION                 DEPRECIATION

                                                                                               AND                          AND
                                                                                COST       AMORTIZATION       COST      AMORTIZATION

                                                                             ---------     ------------    ---------    ------------

Plant equipment                                                              $1,731,041     $1,547,238      $2,054,011   $1,861,244

Furniture                                                                       249,141        183,132         235,151      169,307
Transportation equipment                                                         37,201         18,507          37,409       13,308
Leasehold improvements                                                          191,328        185,131         184,610      184,610
Leased equipment under capital lease                                            286,068        187,095         286,196      158,569
                                                                             ----------     ----------      ----------   ----------
                                                                             $2,494,779     $2,121,103      $2,797,377   $2,387,038
                                                                             ==========     ==========      ==========   ==========

Depreciation and amortization of property and equipment charged to operations amounted to $96,371 in 1995 and $93,698 in 1994.

                      ISOMET CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               DECEMBER 31, 1995


Note 5 - Notes payable
----------------------

Notes payable consist of:

                                                                   1995        1994
                                                                ----------  ----------
NationsBank (formerly Maryland National
Bank) - Revolving Credit Facility, interest payable monthly
at Bank's prime plus 3%.  The rate in effect on December
31, 1995 was 11.5%.  Loan expires on February 7, 1996.
Proceeds of revolving credit is to be used only for
supporting Isomet's current operations.  Collateral for this
loan is a blanket lien on all assets.                           $  930,000  $1,074,000

NationsBank (formerly Maryland National Bank) - Loan
with interest due at Bank's prime plus 3%.  The rate
at December 31, 1995 was 11.5%.  Loan expires on
February 7, 1996.  Collateral for this loan is a blanket
lien on all assets.                                                414,716     510,716

Lloyds Bank, United Kingdom - Overdraft line of
credit with interest payable monthly at 4% above the
United Kingdom Bank Base Rate.  The rate in effect at
December 31, 1995 was 11%.  Collateral for this loan is
a blanket lien on the assets of Isomet (UK) Limited, a
majority-owned subsidiary.  Maximum line of credit is
75,000 pounds sterling.                                             86,340      99,498
                                                                ----------  ----------
                                                                 1,431,056   1,684,214
     Less current portion                                          326,340     319,498
                                                                ----------  ----------
                                                                $1,104,716  $1,364,716
                                                                ----------  ----------

The NationsBank loan agreements contain various covenants as to certain ratios and borrowing against outstanding receivables. The notes are guaranteed by the subsidiaries of the Company.

As more fully described in note 15, the Company refinanced outstanding debt due to mature on February 7, 1996 totaling $1,344,716. Therefore the financial statements reflect the appropriate portion of principal as long term in accordance with the loan extension and modification agreement.

Maturities of debt are $326,340 for 1996 and $1,104,716 for 1997.

Note 6 - Obligation under capital lease
---------------------------------------

The Company leases plant equipment under a seven year capital lease expiring May 1, 1996. Required monthly payments are $4,784, applied first to interest, imputed at 12.25%, and then to principal. The remaining payments required under the lease are $23,921 in 1996 of which $708 represents interest.

                      ISOMET CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               DECEMBER 31, 1995



Note 7 - Accrued liabilities
----------------------------

A summary of accrued liabilities follows:

                                                                                                            1995            1994
                                                                                                          --------        --------
              Salaries and payroll taxes                                                                  $ 83,560        $ 82,292
              Commissions                                                                                   13,952          15,147
              Compensated absences                                                                         121,666         116,931
              Warranty service                                                                               3,105             783
              Restructure                                                                                        -           2,582
              Other                                                                                         89,278          77,018
                                                                                                         ---------        --------

                                                                                                         $ 311,561        $294,753
                                                                                                         ---------        --------


Note 8 - Income taxes
---------------------

The domestic and foreign components of income (loss) before income taxes and minority interest are as follows:


                                                                                                            1995            1994
                                                                                                         ---------        --------
            Domestic                                                                                     $  15,550        $ 40,932
            Foreign                                                                                       (112,144)         (9,793)
                                                                                                         ---------        --------
             Income (loss) before income
            taxes and minority interest                                                                  $ (96,594)       $ 31,139
                                                                                                         ---------        --------


The components of income tax expense (benefit) are as follows:

                1995      1994
             ----------  -------
Current
 Domestic     $      -    $    -
 Foreign        (6,872)    4,988
              --------   -------
                (6,872)    4,988
              --------   -------

Deferred
 Domestic      (45,732)        -
 Foreign          (534)      521
              --------   -------
               (46,266)      521
              --------   -------

              $(53,138)   $5,509
              --------   -------

                      ISOMET CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               DECEMBER 31, 1995


Note 8 - Income texes (continued)
---------------------------------

Significant items attributable to the calculation of the deferred income tax expense (benefit) are as follows:

                                                  1995        1994
                                               ----------  ----------

Net operating loss carryforwards               $(241,254)  $(216,487)

Difference in the timing of accounting for
  depreciation expense for tax purposes and
  financial reporting purposes                    76,965       7,272

A reconciliation of income taxes computed at a combination of statutory Federal and State rates and the effective income tax expense (benefit) is as follows:

                                                  1995        1994
                                               ----------  ----------
Federal income taxes at statutory rates        $ (32,842)  $       -
Increases (decreases)
 State income taxes, net                          (3,825)          -
 Change in valuation allowance                    (9,065)          -
 Foreign taxes on subsidiaries                    (7,406)      5,509
                                               ---------   ---------

                                               $ (53,138)  $   5,509
                                               ---------   ---------

The components of deferred tax assets and (liabilities) at December 31, 1995 and 1994 are as follows:

                                                  1995        1994
                                               ----------  ----------
Deferred tax assets (liabilities)
 Book/tax depreciation differences             $ (76,272)  $  (7,272)
 Book/tax amortization differences               (30,259)          -
 Inventory capitalization adjustment              41,073      27,354
 Vacation pay book/tax difference                 46,184      30,334
 Allowance for doubtful accounts                     215       3,439
 Capital loss carryforwards                        9,018           -
 Net operating loss carryforwards                240,606     216,487
 General business credit carryforwards            66,615           -
 ACRS depreciation                                     -       3,795
 Deferred rent                                     6,604       6,604
 Valuation allowance                            (216,312)   (239,001)
                                               ---------   ---------
                                               $  87,472   $  41,740
                                               ---------   ---------

The Company has net operating loss carryforwards for tax reporting purposes of approximately $636,000 in the United States. If unused these carryforwards will expire in 2008 and 2009. The Company also has $66,615 of general business credits available that will expire between 2004 and 2008 if not used.

The Company has net operating loss carryforwards for tax reporting purposes of approximately $1,403,000 in the United Kingdom. These losses may be carried forward indefinitely.

                      ISOMET CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               DECEMBER 31, 1995


Note 9 - Commitments and contingencies
--------------------------------------

The Company leases its plant and office facilities under various long-term operating leases which expire in 1998. The leases require minimum annual rental payments plus additional amounts based upon future increases in property taxes and the consumer price index. The Company has two three-year renewal options under one lease with the same terms. The Company rents various equipment under operating leases that expire in 1995, with one lease extending to 1999.

Following is a schedule of future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1995:

              1996                $193,049
              1997                 184,528
              1998                 121,044
              1999                   2,596
                                  --------
             Total                $501,217
                                  --------

Total rent expense for all operating leases amounted to $208,020 in 1995, and $221,510 in 1994.

The Company is contingently liable for severance pay under employment agreements with certain officers. Upon involuntary termination, the agreements provide for twelve months compensation based on the salaries in effect at that time, but not less than the salaries in effect on the date of the agreements.

Note 10 - Common stock
----------------------

During 1988, 1989 and 1990 the Company granted options to certain employees to purchase 12,000 shares of the Company's common stock at $1.75 per share. To the extent not previously exercised, options under the agreement expire seven years from the date of issuance. Exercise of the options granted is restricted, therefore, the difference between the option price and the market price at the date the options were granted, if any, is recorded as deferred compensation in stockholders' equity, and is being amortized ratably over the seven year life of the options. During 1994, 2,500 of these option shares expired.

During 1988 the Company granted options to certain officers and directors to purchase 97,500 shares of the Company's common stock at $1.75 per share. To the extent not previously exercised, the options terminate in ten years (1998). Options under the agreement may be exercised only upon the occurrence of certain specified events. Since exercise of the options is contingent upon the occurrence of a future event, the difference between the option price and the market price at the date the options were granted was recorded as deferred compensation in stockholders' equity, and is being amortized ratably over the ten year life of the options.

During 1987, the Company granted options to purchase 30,000 shares of the Company's common stock at an exercise price of $1.75 per share, which was the fair market value at the date of the grant. These options expired during 1994.

                      ISOMET CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               DECEMBER 31, 1995


Note 10 - Common stock (continued)
----------------------------------

The total amount of deferred compensation amortized to expense during 1995 and 1994, as a result of the 1990 and 1988 options, was $36,220 in each year.

None of the options in the above described grants have been exercised as of December 31, 1995.

The Company adopted a stock option plan covering up to 275,000 shares of the Company's stock, which includes all previously issued options, and has a term of ten years. Isomet's Board of Directors shall determine the number of shares and to whom options are to be granted. Options granted under the plan are exercisable at an exercise price to be determined by the board and terminate ten years from the date said options are granted. At December 31, 1995, there are 97,500 non-qualified options outstanding which were granted to certain officers and/or directors of the Company, and 9,500 non-qualified options outstanding which were granted to certain key employees. Information with respect to options under the incentive stock option plan are as follows:

                                                                OPTION PRICE
                                                           ---------------------
                                                 NUMBER       PER      AGGREGATE
                                               OF SHARES     SHARE       PRICE
                                               ---------   ---------   ---------
Outstanding, December 31, 1993                   46,000      $1.52      $69,920
  Terminations during 1994                       (2,500)      1.52       (3,800)
                                                 ------                 -------
Outstanding, December 31, 1994                   43,500       1.52       66,120
  Issued (terminated) during 1995                     -          -            -
                                                 ------                 -------
Outstanding, December 31, 1995                   43,500       1.52      $66,120
                                                 ======      =====      =======


Note 11 - Segment information
-----------------------------

The Company's operations are confined to one industry segment.  As disclosed in note 14, the subsidiary in Japan was substantially disposed of effective March 31, 1994. The segment information for 1994 does not include any activities related to this entity. The Company's operations in different geographic areas were as follows:

                                      1995         1994
                                   -----------  -----------

Sales to unaffiliated customers
   North America                    $2,252,547   $3,290,009
   Europe                            2,023,790    1,824,015
   Japan                               512,624      607,754
                                    ----------   ----------
          Total sales                4,788,961    5,721,778

                      ISOMET CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               DECEMBER 31, 1995


Note 11 - Segment information (continued)
-----------------------------------------

Transfers between geographic areas
   United States                         1,094,406     1,301,279
   Eliminations                         (1,094,406)   (1,301,279)
                                       -----------   -----------

          Total sales                  $ 4,788,961   $ 5,721,778
                                       -----------   -----------

Operating profit (loss)
   United States                       $   201,536   $   238,859
   United Kingdom                         (100,208)         (334)
   Eliminations                                  -        (5,847)
                                       -----------   -----------

          Total operating profit           101,328       232,678

Interest expense                          (197,922)     (201,539)
                                       -----------   -----------

Income (loss) before income taxes
 and minority interest                 $   (96,594)  $    31,139
                                       -----------   -----------

Identifiable assets
   United States                       $ 4,963,334   $ 5,059,481
   United Kingdom                          760,072       973,163
   Eliminations                           (862,957)   (1,081,099)
                                       -----------   -----------

          Total identifiable assets      4,860,449     4,951,545

General corporate assets                   130,541       337,908
                                       -----------   -----------

          Total assets                 $ 4,990,990   $ 5,289,453
                                       -----------   -----------

Liabilities
   United States                       $ 1,880,009   $ 2,176,669
   United Kingdom                        1,105,965     1,115,685
   Eliminations                           (899,810)     (914,994)
                                       -----------   -----------

          Total liabilities            $ 2,086,164   $ 2,377,360
                                       -----------   -----------

Transfers between geographic areas are accounted for on a cost plus mark-up basis. Expenses directly identified with an area are used to determine operating profit by geographic areas.

Sales to foreign customers were $2,536,414 in 1995 and $3,112,362 in 1994.

                      ISOMET CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               DECEMBER 31, 1995


Note 11 - Segment information (continued)
-----------------------------------------

In 1995, of the $4,788,961 in total sales, one customer accounted for $1,132,709, approximately 24%. In 1994, of the $5,721,778 in total sales, one customer accounted for $1,601,882, approximately 28%.

The Company's products are sold principally in North America, Europe and Japan. Accounts and notes receivable from sales in these areas of the world at December 31, 1995 and 1994, were as follows:

                                    1995       1994
                                  ---------  ---------

                 North America     $435,966   $382,694
                 Europe             335,038    487,052
                 Japan               60,838     83,634
                                   --------   --------

                                   $831,842   $953,380
                                   --------   --------


The accounts receivable in North America were due from 44 different unrelated customers, of which four customers accounted for $296,669. The amounts due from these customers are expected to be collected in the normal course of business.

The accounts receivable in Europe were due from 16 different unrelated customers, of which one customer accounted for $138,490 of accounts receivable. All such debts are expected to be collected in the normal course of business.

Note 12 - Fourth quarter adjustment
-----------------------------------

The Company made certain significant adjustments to the accounts during the fourth quarter of the years ended December 31, 1995 and 1994. The 1995 adjustment resulted in a decrease in pre-tax earnings of ($136,194) or ($.07) per share. The 1994 adjustment resulted in an increase in pre-tax earnings of $47,384 or $.02 per share.

These adjustments were necessary to account for differences, which became apparent during the fourth quarter of such years, between estimated and actual revenue or cost arising from (1) relieving inventory for costs incurred that exceeded net realizable value, and (2) relieving inventory at standard costs for items sold. It is a policy of the Company to make such adjustments when the facts become known.

                      ISOMET CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               DECEMBER 31, 1995


Note 13 - Retirement plans
--------------------------

A subsidiary of the Company maintains a defined contribution retirement plan which is available to all employees of the subsidiary. The plan is funded through the acquisition of a group annuity insurance policy. Employer contributions are discretionary. Employees may contribute to the plan in an amount that does not exceed 15 percent of that employee's annual compensation. Participants vest in their own contributions 100 percent. Vesting in the employer contributions does not occur until the participant's normal retirement date, as defined. The plan is cancelable upon thirty days' notice. Pension expense was $6,179 and $5,961 for the years ended December 31, 1995 and 1994, respectively.

The parent company maintains a contributory plan pursuant to Section 401(k) of the Internal Revenue Code. The Plan is available to all employees of the parent company who have completed one year of service. Participants may elect to make 401(k) contributions to the plan in an amount not to exceed the lesser of 15% of annual compensation or the maximum amount specified by law. The Company matches employee contributions in an amount not to exceed 2% of annual compensation.
The Company may make additional contributions at its discretion. All contributions are held by a trustee and invested at the participant's direction under the options available. Participants are vested 100 percent in their contributions. Vesting in the employer contributions is 20% per year with 100 percent vesting after five years. Pension expense related to this plan totaled $31,302 and $32,994 for the years ended December 31, 1995 and 1994, respectively.

Note 14 - Sale of Investment in Subsidiary
------------------------------------------

On March 22, 1994 the Company's directors approved a plan to sell ninety-five percent (95%) of its ownership in it's wholly-owned subsidiary, Isomet Japan, to the Managing Director of Isomet Japan; this sale was effective March 31, 1994. Under the terms of the sale the Company retained Isomet Japan's cash, accounts receivable and certain inventory and equipment related to its acousto-optic product line. After March 31, 1994, Isomet Japan operates as the distributor of the digital color scanner product line for the Company in Japan.

Since the sale of investment reduced the ownership below 20%, the Company accounts for the remaining 5% investment using the cost method.

The financial statements for the year ended December 31, 1994 reflect the Company's share of the net loss for the first quarter as a single line item on the consolidated statements of operations.

During 1994 the Company received a note receivable in the amount of $49,026 as part of the sale of the investment in subsidiary which represents a non-cash investing activity.

                      ISOMET CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               DECEMBER 31, 1995


Note 15 - Subsequent event
--------------------------

Effective February 8, 1996, the Company entered into loan extension and modification agreements with NationsBank. These agreements extend the maturity date of the loans (note 5) until April 1, 1997. These agreements call for the continuation of monthly principal payments totaling $20,000. Any unpaid amounts will be due and payable on the maturity date. Interest is computed at the bank's prime rate plus 2.5%. Except as provided in the Second Modification of Loan and Security Agreement, all of the provisions of the original Loan Agreement remain in full force and effect.

Note 16 - Recent accounting pronouncements
------------------------------------------

Long lived assets
-----------------

In March 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," was issued. This statement provides guidelines for recognition of impairment losses related to long-term assets and is effective for fiscal years beginning after December 15, 1995. Company management does not believe that the adoption of this new standard will have a material effect on the Company's consolidated financial statements.

Accounting for stock options
----------------------------

In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123"), was issued. This statement encourages, but does not require, a fair value based method of accounting for employee stock options and will be effective for fiscal years beginning after December 15, 1995. While the Company is still evaluating Statement No. 123, it currently expects to elect to continue to measure compensation costs under APB Opinion No. 25, "Accounting for Stock Issued to Employees" and to comply with the pro forma disclosure requirements of Statement No. 123. If the Company makes this election, Statement No. 123 will have no impact on the Company's consolidated financial statements.

                               INDEX TO EXHIBITS


  *3.1   Certificate of Incorporation of Registrant filed May 9, 1956.

  *3.2 Certificate of Amendment of Certificate of Incorporation of Registrant filed April 8, 1959.

  *3.3 Certificate of Amendment of Certificate of Incorporation of Registrant filed February 8, 1961.

  *3.4 Certificate of Amendment of Certificate of Incorporation of Registrant filed June 15, 1966.

  *3.5 Certificate of Amendment of Certificate of Incorporation of Registrant filed December 28, 1967.

  *3.6 Certificate of Amendment of Certificate of Incorporation of Registrant filed April 7, 1969.

  *3.7   Certificate of Incorporation of Registrant (Restated) filed April 7,
         1969.

 **3.8 Certificate of Amendment to the Certificate of Incorporation of Registrant (Restated) filed June 22, 1988.

  *3.9   By-laws of Registrant.

***3.10  Subsidiaries of the Company.

  27     Financial Data Schedule.

-------------
  *Incorporated by reference to Exhibits to the Registrant Report on Form 10-K for the year ended December 31, 1987.

 **Incorporated by reference to Exhibits to the Registrant Report on Form 10-K for the year ended December 31, 1988.

***Incorporated by reference to Exhibits to the Registrant Report on Form 10-K for the year ended December 31, 1990.