Form 10QSB
period 1996-03-31
ISOMET CORP
filed 1996-05-14
CIK 52708

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                  FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended March 31, 1996

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

            Common Shares Outstanding on March 31, 1996: 1,905,590



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.

                X Yes      _____ No
            -----

                               ISOMET CORPORATION
                         Part 1: Financial Information
                         -----------------------------
                          Item 1: Financial Statements
                          ----------------------------

A.  Statement of Income (1) (2) (3) (000 omitted)

                                                         Three Months Ended
                                                              March 31
                                                          1996        1995
                                                          ----------------
1. Revenues
     a. Sales                                            $1,336      $1,203
     b. Interest Income                                       1           1
     c. Other Income                                          -           2
                                                         ------------------
                                                         $1,337      $1,206
                                                         ------------------
2. Cost and Expenses
     a. Cost of Sales                                    $  911      $  783
     b. Selling, General and Administrative                 314         369
     c. Research and Development                              8          40
     d. Interest Expense                                     41          51
                                                         ------------------

Total Cost and Expenses                                  $1,274      $1,243
                                                         ------------------

3. Income (Loss) Before Taxes on Income                  $   63      $  (37)

4. Provisions for Taxes on Income                             1           1
                                                         ------------------

5. Income (Loss) Before Extraordinary Items              $   62      $  (38)

6. Extraordinary Item - Gain on Disposal
   of Subsidiary                                           -           -
                                                         ------------------

7. Net Income (Loss)                                     $   62      $  (38)
                                                         ------------------

8. Earnings (Loss) Per Share:
   Income (Loss) Before Extraordinary Item               $ 0.03      $(0.02)
   Extraordinary Item                                      -           -
                                                         ------------------

Net Income (Loss) Per Share                              $ 0.03      $(0.02)
                                                         ------------------

9. Weighted Average Number of Shares Outstanding         1,905,590   1,905,590
10. Dividends Per Share                                    -           -

(1)  This Financial Statement is unaudited.
(2) The results for interim periods are not necessarily indicative of results to be expected for the year due to:
     a.   Fluctuations in order receipt and customer delivery.
     b. Fluctuations in yield in manufacturing processes may cause fluctuations in operating results for interim periods.
(3) In the opinion of mangement, all adjustments have beeen made which are necessary to reflect a fair statement of the results for the three month periods ended March 31, 1996 and March 31, 1995.
     All such adjustments are of a normal and recurring nature.

                               ISOMET CORPORATION
                              Financial Statements
                       B. Balance Sheet (1) (000 omitted)

                                                          March 31                December 31
Current Assets                                              1996                     1995
                                                            -----------------------------
     Cash and Equivalent                                    $  118                $    86
     Accounts Receivable, Net                                  847                    832
     Other Current Assets                                      439                    392
     Inventories (2)                                         3,212                  3,249
                                                            -----------------------------
                                                            $4,616                 $4,559
                                                            -----------------------------

Property and Equipment at Cost                              $2,497                 $2,495
     Less Accumulated Depreciation                           2,138                  2,121
                                                            -----------------------------
                                                            $  359                 $  374
                                                            -----------------------------

Other Assets                                                $   52                 $   58
                                                            -----------------------------
                                                            $5,027                 $4,991
                                                            -----------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
     Accounts Payable                                       $  307                 $  303
     Accrued Liabilities                                       301                    312
     Notes Payable to Banks                                    343                    326
     Notes Payable to Others                                    39                     23
                                                            -----------------------------
                                                            $  990                 $  964

Long Term Liabilities                                       $1,062                 $1,122
                                                            -----------------------------
Minority Interest in Consolidated Subsidiary                     4                      4
                                                            -----------------------------

Stockholders' Equity (Deficit (3))
     Common Stock Par Value $1 Per Share:
     Authorized 2,500,000 Shares; Issued and
     Outstanding:                                           $1,906                 $1,906
     Capital Contributed in Excess of Par Value              4,221                  4,221
     Unamortized Deferred Compensation                         (92)                  (102)
     Accumulated Deficit                                    (3,121)                (3,182)
     Foreign Exchange Adjustment                                57                     58
                                                            -----------------------------
                                                            $2,971                 $2,901
                                                            -----------------------------
                                                            $5,027                 $4,991
                                                            -----------------------------
(1) Unaudited.  Subject to Year-End Adjustments
(2) Inventory Breakdown
          Parts and Raw Material                            $1,011                 $1,110
          Work in Process                                    1,560                  1,599
          Finished Goods                                       641                    540
                                                            -----------------------------
                                                            $3,212                 $3,249
                                                            -----------------------------
(3) The number of shares of common stock reserved
    for issuance upon the exercise of options granted
    or to be granted.                                       257,000                257,000

                               ISOMET CORPORATION
                              Financial Statements
                              --------------------
                           C. Statement of Cash Flows
                          Three Months Ended March 31

                                                                   (000 omitted)

                                                           1996    1995
                                                           ------------
Cash Flow From Operating Activities
     Net Income (Loss)                                     $ 62    $(38)

Adjustment to Reconcile Net Income (Loss) to Net
Cash Provided by Operating Activities
     Depreciation & Amortization                           $ 22    $ 23
     Amortization of Deferred Compensation                    9       8
     Changes in Assets & Liabilities:
     (Increase) Decrease in Accounts Receivable             (15)     15
     (Increase) Decrease in Other Current Assets            (47)    (17)
     (Increase) Decrease in Inventories                      37    (120)
     Increase (Decrease) in Accounts Payable                  4      18
     Increase (Decrease) in Accrued Liabilities             (11)     44
     (Increase) Decrease in Other Assets                      6     (18)
                                                           -------------

     Total Adjustments:                                    $  5    $(47)
                                                           -------------

     Net Cash Provided (Used) by Operating Activities      $ 67    $(85)
                                                           -------------

Cash Flows from Investing Activities
     Purchase of Property and Equipment                    $ -     $ -
     Proceeds from Sale of Property and Equipment            -       -
                                                           -------------
     Net Cash (Used) by Investing Activities               $ -     $ -
                                                           -------------

Cash Flows from Financing Activities
     Proceeds of Long-Term Debt and Notes Payable          $ 48    $153
     Principal Payments Under Long Term Debt and
         Notes Payable                                      (84)   (107)
                                                           -------------

     Net Cash Provided (Used) by Financing Activities:     $(36)   $ 46
                                                           -------------
     Effect of Exchange Rate on Changes in Cash            $  1    $(35)
                                                           -------------

Net Increase (Decrease) in Cash                            $ 32    $(74)
                                                           -------------

Cash at Beginning of Year                                  $ 86    $293
                                                           -------------
Cash at March 31                                           $118    $219
                                                           -------------

Supplemental Disclosures of Cash Flow Information
     Cash Paid During the Period for:
          Interest                                         $ 41    $ 51
                                                           -------------
          Income Taxes                                     $  -    $  -
                                                           -------------

                               ISOMET CORPORATION
                               ------------------

                          Part II:  Other Information



     1.   Legal Proceedings

                 None

     2.   Change in Securities

                 None

     3.   Defaults Upon Senior Securities

                 None

     4.   Submission of Matters to a Vote of Security Holders

                 None

     5.   Other Information

                 None

     6.   Exhibits and Reports on Form 8K

                 a. Exhibit 27 - Financial Data Schedule for quarter ended March 31, 1996.

                 b. No reports on form 8K have been filed by the Registrant during the quarter ended March 31, 1996.

                               ISOMET CORPORATION
                               ------------------

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             ISOMET CORPORATION



                                             ________________________
                                             Registrant



                                             By:_____________________

                                             Jerry W. Rayburn
                                             Executive Vice President
                                             Finance and Treasurer

Date:__________________

                               ISOMET CORPORATION
                               ------------------


         Item 2:  Management's Analysis of Quarterly Income Statements


     Revenue for the first quarter of 1996 totaled $1,337,000, about 11% above the 1995 level of $1,206,000. Increased shipments of laser component products accounted primarily for the increase.

     For the current quarter, the Company generated net income of $62,000 or $.03 per share, compared to a net loss in the same period of 1995 of $(38,000) or $(.02) per share. Lower period costs accounted for most of the earnings improvement. G & A and sales expenses declined by approximately $54,000 and interest expense, as a result of lower borrowing levels, decreased by approximately $11,000. In addition, product development costs decreased by approximately $32,000 due to a higher level of engineering costs being expended against funded purchase orders.

     New orders totaled $1,283,000 for the quarter, compared to $1,624,000 last year. Unfilled orders on March 31, 1996 totaled $5,878,000, compared to $1,456,000 on the same date last year and $5,861,000 on December 31, 1995.

     Effective February 8, 1996, the Company's loan agreement with NationsBank was renewed through April 1, 1997 with a fixed principal repayment schedule of $20,000 per month. During the twelve month period from April 1, 1996 - March 31, 1997, the Company expects to generate sufficient cash flow from operations to meet its liquidity needs and to renew its existing loan agreement in April 1997.

     As of March 31, 1996 the Company has no material commitments for capital expenditures and accordingly, no funds from sources other than internally generated funds are considered necessary over the next twelve months.