Form 10QSB
period 1996-06-30
ISOMET CORP
filed 1996-08-14
CIK 52708

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                  FORM 10-QSB


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                                       Commission File Number
 June 30, 1996                                                          0-4671


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

             Common Shares Outstanding on June 30, 1996: 1,905,590



Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing rquirements for the past ninety (90) days.

                            X     Yes           No
                         -------         ------

                               ISOMET CORPORATION
                         Part 1: Financial Information

                          Item 1: Financial Statements

A. Statement of Income (1) (2) (3) (000 omitted)

                                  Three Months Ended         Six Months Ended
                                        June 30                   June 30
                                  1996          1995         1996         1995
                                  --------------------------------------------
1. Revenues
     a. Sales                         $1,407    $1,365       $2,743       $2,567
     b. Interest Income                    2         5            3            6
     c. Other Income                       -         3            -            6
                                      ------------------------------------------
                                      $1,409    $1,373       $2,746       $2,579

2. Cost and Expenses
     a. Cost of Sales                 $  984    $  914       $1,895       $1,697
     b. Selling, General & Admin         343       321          658          690
     c. Research & Development            -         18            8           59
     d. Interest Expense                  38        51           79          102
                                      ------------------------------------------

Total Costs and Expenses              $1,365    $1,304       $2,640       $2,548
                                      ------------------------------------------

3. Income (Loss) Before Taxes on
     Income & Extraordinary Items     $   44    $   69       $  106       $   31

4. Provisions for Taxes on Income          1         1            1            1
                                      ------------------------------------------

5. Net Income (Loss)                  $   43    $   68       $  105       $   30
                                      ------------------------------------------

Net Income (Loss) Per Share             $.02      $.04       $  .06         $.02
                                      ------------------------------------------

6. Weighted Average Number of
     Shares Outstanding               1,905,600   1,905,600  1,905,600 1,905,600

7.  Dividends Per Share                    --         --         --        --

(1)  This Financial Statement is unaudited.

(2) The results for interim periods are not necessarily indicative of results to be expected for the year due to:
     a. Fluctuations in order receipt and customer delivery.
     b. Fluctuations in yield in manufacturing processes may cause fluctuations in operating results for interim periods.

(3) In the opinion of management, all adjustments have been made which are necessary to reflect a fair statement of the results for the three and six months ended June 30, 1996 and June 30, 1995. All such adjustments are of a normal and recurring nature.

                               ISOMET CORPORATION
                              Financial Statements
                       B. Balance Sheet (1) (000 omitted)

                                                   June 30   Decmeber 31
                                                     1996        1995
                                                     ----------------
Current Assets

     Cash and Equivalent                           $   131       $    86
     Accounts Receivable Net                           840           832
     Other Current Assets                              432           392
     Inventories (2)                                 3,315         3,249
                                                   ----------------------
                                                   $ 4,718       $ 4,559
                                                   ----------------------

Property and Equipment at Cost                     $ 2,503       $ 2,495
     Less Accumulated Depreciation                  (2,168)       (2,121)
                                                   ----------------------
                                                   $   335       $   374
                                                   ----------------------
Other Assets                                       $    53       $    58
                                                   ----------------------
                                                   $ 5,106       $ 4,991
                                                   ----------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
     Accounts Payable                              $   395       $   303
     Accrued Liabilities                               365           312
     Notes Payable to Banks                          1,329           326
     Notes Payable to Others                            16            23
                                                   ----------------------
                                                   $ 2,105       $   964
                                                   ----------------------

Long Term Liabilities                              $    18       $ 1,122
                                                   ----------------------
Minority Interest in Consolidated Subsidiary       $     4       $     4
                                                   ----------------------

Stockholders' Equity (Deficit (3))
     Common Stock Par Value $1 Per Share:
     Authorized 2,500,000 Shares; Issued
     and Outstanding:                              $ 1,906       $ 1,906
     Capital Contributed in Excess of Par Value      4,221         4,221
     Unamortized Deferred Compensation                 (84)         (102)
     Accumulated Deficit                            (3,077)       (3,182)
     Foreign Exchange Adjustment                        13            58
                                                   ----------------------
                                                   $ 2,979       $ 2,901
                                                   ----------------------
                                                   $ 5,106       $ 4,991
                                                   ----------------------

(1)  Unaudited. Subject to Year-End Adjustments
(2)  Inventory Breakdown
        Parts and Raw Material                      $  903        $1,110
        Work in Process                              1,914         1,599
        Finished Goods                                 498           540
                                                   ----------------------
                                                    $3,315        $3,249
                                                   ----------------------
(3)  The number of shares of common stock
     reserved for issuance upon the
     exercise of options granted or to be granted:  257,000       257,000

                               ISOMET CORPORATION
                              Financial Statements

                           B. Statement of Cash Flows
                            Six Months Ended June 30
                                 (000 omitted)

                                                          1996           1995
                                                          -------------------
Cash Flows From Operating Activities
     Net Income (Loss)                                    $105           $ 30

Adjustments to Reconcile Net Income (Loss) to Net
Cash Provided by Operating Activities
     Depreciation and Amortization                        $ 45           $ 46
     Amortization of Deferred Compensation                  16             16
     Changes in Assets and Liabilities
     (Increase) Decrease in Accounts Receivable             (8)           (28)
     (Increase) Decrease in Other Current Assets           (40)           (69)
     (Increase) Decrease in Inventories                    (66)           (37)
     Increase (Decrease) in Accounts Payable                92              2
     Increase (Decrease) in Accrued Liabilities             53             15
     (Increase) Decrease in Deposits                         5            (12)
                                                          --------------------

     Total Adjustments                                    $ 97           $(67)
                                                          --------------------

     Net Cash Provided (Used) by Operating Activities     $202           $(37)
                                                          --------------------

Cash Flows from Investing Activities
     Proceeds from Disposal of Subsidiary                 $ -            $  -
     Purchase of Property and Equipment                    (10)             -
     Proceeds from Sale of Property and Equipment            -              4
                                                          --------------------

     Net Cash (Used) by Investing Activities              $(10)          $  4
                                                          --------------------

Cash Flows From Financing Activities
     Proceeds of Long-Term Debt and Notes Payable         $ 48           $ 93
     Principal Payments Under Long Term Debt and
      Notes Payable                                       (150)          (185)
                                                          --------------------

     Net Cash Provided (Used) by Financing Activities     $(102)         $(92)
                                                          --------------------

     Effect of Exchange Rate Changes on Cash              $(45)          $(22)
                                                          --------------------

     Net Increase (Decrease) in Cash                      $ 45          $(147)
                                                          --------------------

Cash at Beginning of Year                                 $ 86           $293
                                                          --------------------
Cash at June 30                                           $131           $146
                                                          --------------------

Supplemental Disclosures of Cash Flow Information
     Cash Paid During the Year for:

     Interest                                             $ 79           $ 99
                                                          --------------------
     Income Taxes                                         $ -            $ -
                                                          --------------------


                               ISOMET CORPORATION
                               ------------------

         Item 2:  Management's Analysis of Quarterly Income Statements
         -------------------------------------------------------------

     Revenue for the second quarter of 1996 totaled $1,409,000, slightly above $1,373,000 in 1995. Net profit for the current quarter of $43,000, or $.02 per share compares to $68,000, or $.04 per share last year.

     For the six months ended June 30, 1996, revenue of $2,746,000 was approximately $170,000 above the 1995 level. The increase was due, primarily, to a higher level of shipments of laser component products as compared to 1995. Year to date operations resulted in net income of $105,000, or $.06 per share compared to net income of $30,000, or $.02 per share in the same period of 1995. Lower period costs, including interest expenses account for most of the income improvement.

     New orders totaled $1,153,000 for the quarter and $2,436,000 for the current six month period compared to $1,071,000 and $2,695,000, respectively, last year. Unfilled orders on June 30, 1996 totaled $5,619,000, compared to $1,138,000 on the same date last year and $5,861,000 on December 31, 1995.

     Effective Feburary 8, 1996, the Company's loan agreement with NationsBank was renewed through April 1, 1997 with a fixed principal repayment schedule of $20,000 per month. During the twelve month period from April 1, 1996 - March 31, 1997, the Company expects to generate sufficient cash flow from opertions to meet its liquidity needs and to renew its existing loan agreement in April 1997.

     As of June 30, 1996, the Company has no material commitments for capital expenditues and accordingly, no funds from sources other than internally generated funds are considered necessary over the next twelve months.

                               ISOMET CORPORATION
                               ------------------

                           Part 11: Other Information



     1.  Legal Proceedings

              None

     2.  Change in Securities

              None

     3.  Defaults Upon Senior Securities

              None

     4.  Submission of Matters to a Vote of Security Holders

              At the Company's May 23, 1996 Annual Meeting of Shareholders, the following directors were elected:

                              Leon Bademian
                              Lee R. Marks
                              Thomas P. Meloy, Jr.
                              Jerry W. Rayburn
                              Henry Zenzie

     5.  Other Information

              None

     6.  Exhibits and Reports on Form 8K

              a. Exhibits - 27 - Financial Data Schedule for quarter ended June 30, 1996.

              b. No reports on Form 8K have been filed by the Registrant during the quarter ended June 30, 1996.

                               ISOMET CORPORATION

                                   Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          ISOMET CORPORATION
                                          -------------------------------
                                          Registrant



                                          By: /s/ Jerry W. Rayburn
                                              ---------------------------
                                          Jerry W. Rayburn
                                          Executive Vice President
                                          Finance and Treasurer


Date: August 14, 1996
     --------------------