Form 10QSB
period 1996-09-30
ISOMET CORP
filed 1996-11-13
CIK 52708

                      SECURITIES AND EXCHANAGE COMMISSION
                             Washington, DC  20549


                                  FORM 10-QSB


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                     For Quarter Ended September 30, 1996

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


          Common Shares Outstanding on September 30, 1996: 1,905,590



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.

          ___X___ Yes    ______ No

                              ISOMET CORPORATION
                         Part 1: Financial Information
                         -----------------------------
                         Item 2: Financial Statements
                         ----------------------------


A. Statement of Income (1)(2)(3)(000 omitted)

                                     Three Months Ended        Nine Months Ended
                                         September 30             September 30
                                     1996         1995         1996             1995
                                     ------------------------------------------------
1. Revenues
     a. Sales                        $    1,167   $    1,148   $    3,910  $    3,715
     b. Interest Income                       1            1            3           7
     c. Other Income                          -            1            -           7
                                     ------------------------------------------------
                                     $    1,168   $    1,150   $    3,913  $    3,729
                                     ------------------------------------------------

2. Cost and Expenses
     a. Cost of Sales                $      870   $      777   $    2,765  $    2,473
     b. Selling, General & Admin            304          324          961       1,015
     c. Research & Development                -            2            8          61
     d. Interest Expense                     38           48          117         150
                                     ------------------------------------------------

Total Cost and Expenses              $    1,212   $    1,151   $    3,851  $    3,699
                                     ------------------------------------------------

3. Income (Loss) Before Taxes
          on Income                  $      (44)  $       (1)  $       62  $       30

4. Provisions for Taxes on Income             1            1            2           2
                                     ------------------------------------------------

5. Net Income (Loss)                 $      (45)  $       (2)  $       60  $       28
                                     ------------------------------------------------

Net Income (Loss) Per Share          $     (.02)  $        -   $      .03  $      .01
                                     ------------------------------------------------

6. Weighted Average Number of
     Shares Outstanding              1, 905,600   1, 905,600   1, 905,600  1, 905,600

7. Dividends Per Share                        -            -            -           -

(1)  This Financial Statement is unaudited.
(2) The results for interim periods are not necessarily indicative of results to be expected for the year due to:
     a. Fluctuations in order receipt and customer delivery.
     b. Fluctuations in yield in manufacturing processes may cause fluctuations in operating results for interim periods.
(3) In the opinion of management, all adjustments have been made which are necessary to reflect a fair statement of the results for the three months ended September 30, 1996 and September 30, 1995.
     All such adjustments are of a normal and recurring nature.

                              ISOMET CORPORATION
                             Financial Statements
                       B. Balance Sheet (1)(000 omitted)

                                                 September 30     December 31
                                                     1996            1995
                                                     --------------------
Current Assets
     Cash and Equivalent                         $     11            $     86
     Accounts Receivable, Net                         825                 832
     Other Current Assets                             396                 392
     Inventories (2)                                3,639               3,249
                                                 ----------------------------
                                                 $  4,871            $  4,559
                                                 ----------------------------

Property and Equipment at Cost                   $  2,507            $  2,495
Less Accumulated Depreciation                      (2,191)             (2,121)
                                                 ----------------------------
                                                 $    316            $    374
                                                 ----------------------------

Other Assets                                     $     52            $     58
                                                 ----------------------------
                                                 $  5,239            $  4,991
                                                 ----------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
     Accounts Payable                            $    497            $    303
     Accrued Liabilities                              465                 312
     Notes Payable to Banks                         1,289                 326
     Notes Payable to Others                            7                  23
                                                 ----------------------------
                                                 $  2,258            $    964
                                                 ----------------------------

Long Term Liabilities                            $     17            $  1,122
                                                 ----------------------------
Minority Interest in Colsolidated
     Subsidiary                                  $      4            $      4
                                                 ----------------------------

Stockholders' Equity (Deficit (3))
     Common Stock Par Value $1 Per
     Share: Authorized 2,500,000
     Shares; Issued and Outstanding:             $  1,906            $  1,906
     Capital Contributed in Excess
          of Par Value                              4,221               4,221
     Unamortized Deferred Compensation                (74)               (102)
     Accumulated Deficit                           (3,123)             (3,182)
     Foreign Exchange Adjustment                       30                  58
                                                 ----------------------------
                                                 $  2,960            $  2,901
                                                 ----------------------------
                                                 $  5,239            $  4,991
                                                 ----------------------------
(1)  Unaudited.  Subject to Year-End
     Adjustments
(2)  Inventory Breakdown
          Parts and Raw Material                 $  1,425            $  1,110
          Work in Process                           1,523               1,599
          Finished Goods                              691                 540
                                                 ----------------------------
                                                 $  3,639            $  3,249
                                                 ----------------------------
(3)  The number of shares of common
     stock reserved for issuance upon
     the exercise of options granted
     or to be granted.                            257,000             257,000

                               ISOMET CORPORATION
                              Financial Statements
                           C. Statement of Cash Flows
                         Nine Months Ended September 30

                                                                 (000 omitted)

                                                    1996           1995
                                                    -------------------
Cash Flow From Operating Activities
     Net Income (Loss)                              $  60         $  28

Adjustment to Reconcile Net Income (Loss)
to Net Cash Provided by Operating Activities
     Depreciation and Amortization                  $  67         $  69
     Amortization of Deferred Compensation             28            24
     Changes in Assets & Liabilities:
     (Increase) Decrease in Accts Receivable            7            28
     (Increase) Decrease in Other Current Assets       (4)            4
     (Increase) Decrease in Inventories              (390)         (138)
     Increase (Decrease) in Accts Payable             194            (9)
     Increase (Decrease) in Accrued Liabilities       153            12
     (Increase) Decrease in Deposits                    6           (12)
                                                    -------------------

Total Adjustments:                                  $  61         $ (22)
                                                    -------------------

Net Cash Provided (Used) by Oper Activities         $ 121         $   6
                                                    -------------------

Cash Flows from Investing Activities:
     Purchase of Property and Equipment             $ (11)        $ (28)
     Proceeds from Sale of Property and Equip           -             3
                                                    -------------------
     Net Cash (Used) by Investing Activities        $ (11)        $ (25)
                                                    -------------------

Cash Flows from Financing Activities:
     Proceeds of Long-Term Debt/Notes Payable       $  61         $  93
     Principal Payments Under Long Term Debt
          and Notes Payable                          (218)         (274)
                                                    -------------------

     Net Cash Provided (Used) by Financing
          Activities                                $(157)        $(181)
                                                    -------------------
     Effect of Exchange Rate on Changes in Cash     $ (28)        $ (23)
                                                    -------------------

Net Increase (Decrease) in Cash                     $ (75)        $(223)
                                                    -------------------

Cash at Beginning of Year                           $  86         $ 293
                                                    -------------------
Cash at September 30                                $  11         $  70
                                                    -------------------

Supplemental Disclosures of Cash Flow Info
     Cash Paid During the Year for:
          Interest                                  $ 114         $ 150
                                                    -------------------
          Income Taxes                              $   -         $   -
                                                    -------------------

                              ISOMET CORPORATION
                              ------------------

         ITEM 2:  MANAGEMENT'S ANALYSIS OF QUARTERLY INCOME STATEMENTS
         -------------------------------------------------------------


     Revenue for the third quarter of 1996 totaled $1,167,000, compared to $1,150,000 in 1995. A net loss of $(45,000) or $(.02) per share was incurred for the current quarter, compared to a net loss of $(2,000) or -0- per share in the same period of 1995.

     For the nine months ended September 30, 1996, revenue totaled $3,914,000, approximately $185,000 higher than the 1995 level. This increase is attributable primarily to higher shipment levels of component products this year vs. 1995. The current nine month period resulted in net earnings of $60,000 or $.03 per share, compared to earnings of $28,000 or $.01 per share in last year's same period. Lower period costs, including interest expenses, accounted for most of the income improvement.

     New orders totaled $987,000 for the quarter and $3,423,000 for the current nine month period, compared to $861,000 and $3,556,000, respectively, last year. Unfilled orders on September 30, 1996 totaled $5,333,000, compared to $771,000 on the same date last year and $5,861,000 on December 31, 1996.

     Effective February 8, 1996, the Company's loan agreement with NationsBank was renewed through April 1, 1997 with a fixed principal repayment schedule of $20,000 per month. During the twelve month period from April 1, 1996 - March 31, 1997, the Company expects to generate sufficient cash flow from operations to meet its liquidity needs and to renew its existing loan agreement in April 1997.

     As of September 30, 1996, the Company has no material commitments for capital expenditures and accordingly, no funds from sources other than internally generated funds are considered necessary over the next twelve months.

                              ISOMET CORPORATION
                              ------------------

                          Part II: Other Information


1.   Legal Proceedings

          None

2.   Change in Securities

          None

3.   Defaults Upon Senior Securities

          None

4.   Submission of Matters to a Vote of Security Holders

          None

5.   Other Information

          None

6.   Exhibits and Reports on Form 8K

          a. Exhibits - 27 - Financial Data Schedule for quarter ended September 30, 1996.

          b. No reports on Form 8K have been filed by the Registrant during the quarter ended September 30, 1996.

                              ISOMET CORPORATION

                                  Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              ISOMET CORPORATION


                                              /s/ Isomet Corporation
                                              -----------------------
                                              Registrant



                                              By: /s/ Jerry W. Rayburn
                                              ------------------------
                                              Jerry W. Rayburn
                                              Executive Vice President
                                              Finance and Treasurer


Date: November 13, 1996