Form 10KSB40
period 1996-12-31
ISOMET CORP
filed 1997-03-24
CIK 52708

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-KSB


               Annual Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

For Fiscal Year Ended                                 Commission File Number
December 31, 1996                                              0-4671

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

                         Common Stock Par Value $1.00

             1,905,590 Shares Were Outstanding on January 31, 1997

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of The Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period the Company was required to file such report(s)), and (2) has been subject to such filing requirements for
the past ninety (90) days.  Yes  X    No
                               -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation SB is not contained herein and will not be contained, to the best of registrant knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

On January 31, 1997 the approximate aggregate market value of the voting stock held by non-affiliates of the Company was $2,030,128.

                  DOCUMENTS INCORPORATED HEREIN BY REFERENCE
                  ------------------------------------------



     Portions of the Company's Annual Report to Stockholders for fiscal year 1996 are incorporated by reference into Part II of this Form 10-KSB and portions of the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 29, 1997, are incorporated by reference into Part III of this Form 10-KSB.

                                    PART I

ITEM I  DESCRIPTION OF BUSINESS

     (a) General Development of Business
         -------------------------------

     Isomet Corporation (hereinafter referred to as "Isomet" or "Company") was incorporated in 1956. The Company is a manufacturer of laser control devices, systems and equipment for color image reproduction applications.

     (b) Financial Information About Industry Segments
         ---------------------------------------------

     See Note 11 (Segment Information) of the Notes to the Consolidated Financial Statements.

     (c) Narrative Description of Business/Business Done and Intended
         ------------------------------------------------------------
         be Done
         -------

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

     Isomet's graphic arts systems product line consists of high resolution digital color scanners, laser film recorders, laser plotters and specialized interface software and electronics packages.

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

     The following table shows for each of the last three fiscal years the approximate amount of total revenue attributable to the Company's commercial product line and Government contracts:

Revenue - Sales                       1996        1995        1994
---------------                    ----------  ----------  ----------

Acousto-Optic Laser Components
     and Graphic Arts Equipment    $5,754,818  $4,725,386  $5,714,218
Government Agencies                    42,970      63,575       7,560
                                   ----------  ----------  ----------

Total:                             $5,797,788  $4,788,961  $5,721,778

     (b)  Method of Distribution
          ----------------------

     The Company distributes its products domestically through its own salesmen and value-added resellers and to foreign customers primarily through independent agents or through its foreign subsidiary.

     (2)   New Products
           ------------

     Engineering R and D effort during 1996 was directed primarily to hardware and software upgrades for existing products and new acousto-optic device designs.

     (3)  Source and Availability of Raw Materials
          ----------------------------------------

     Precious metals and various chemicals are raw materials essential to various phases of the Company's business. Precious metals and chemicals are readily available and are obtained from domestic commercial suppliers, such as Johnson Matthey and AAA Molybdenum.

     (4)  Patents, Trademarks, Licenses, Franchises and Concessions
          ---------------------------------------------------------

     For its acousto-optic component product line, the Company holds several patents; none of which materially affect its present business. The Company protects many of its crystal growing processes and acousto-optic device manufacturing processes as trade secrets; they are important to the Company's competitive market position.

     In 1989, the Company entered into a license agreement with Patlex Corporation covering the use of certain lasers in its systems and sub-systems product line. The Company's obligation under this agreement terminated in 1996 due to the expiration of applicable patents.

     (5)   Seasonal Operations
           -------------------

     The Company's business is not seasonal.

     (6)  Practices Re Certain Working Capital Items
          ------------------------------------------

     None

     (7)   Customers
           ---------

     In 1996, of $5,797,788 in total sales, one customer accounted for $878,400 or approximately 15%.

     (8)   Backlog
           -------

     Backlog of orders believed to be firm was $4,549,000 as of December 31, 1996 and $5,861,000 as of December 31, 1995. It is expected that all of the backlog orders will be filled during fiscal years 1997 and 1998. The current backlog includes a balance of $3,674,000 under a contract received in November 1995 for the manufacture and supply of laser plotters.

     (9)  Description of Material Business Subject to Renegotiation or
          ------------------------------------------------------------
          Termination
          -----------

     The Company has no material business subject to renegotiation or termination.

     (10) Competitive Conditions and Competitive Position
          -----------------------------------------------

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

     (11)  Research and Development
           ------------------------

     The following amounts were expended for Company sponsored research and development for the fiscal years indicated:

        1996            $ 37,736
        1995            $ 60,846
        1994            $272,242

     (12) Compliance with Environmental Regulations
          -----------------------------------------

     The Company's business is not materially affected by federal, state or local laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.

     (13)  Employees
           ---------

     On December 31, 1996 the Company employed forty-nine (49) full-time employees, of whom five (5) were employed by the Company's foreign subsidiary.

     (d) Financial Information About Foreign and Domestic Operations and
         ---------------------------------------------------------------
         Export Sales
         ------------

     See Note 11 (Segment Information) of the Notes to the Consolidated Financial Statements.

ITEM II  PROPERTIES

     The Company leases 19,724 square feet at 5263 Port Royal Road, Springfield, Virginia for corporate offices, manufacturing facilities and engineering laboratories at an annual rental of $182,700, plus adjustments for increases or decreases in real estates taxes and in the cost-of-living index. This lease expires on August 31, 1998 and provides for two successive three year renewal periods at the same terms and conditions as the present lease. Management believes that the facilities are adequate for it's present level of business.

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

                                    PART II

ITEM V  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
        MATTERS

     Common stock market prices, dividends and related security holder matters set forth in the Company's 1996 Annual Report to stockholders are hereby incorporated by reference.

ITEM VI  SELECTED FINANCIAL DATA

     Selected Financial Data set forth by the Company's 1996 Annual Report to stockholders is hereby incorporated by reference.

ITEM VII  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company's 1996 Annual Report to stockholders is hereby incorporated by reference.

ITEM VIII  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See pages F-1 through F-20  of this Annual Report on Form 10-KSB.

ITEM IX  DISAGREEMENT IN ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has not had any disagreements on accounting or financial disclosure with it's accountants required to be reported hereunder.

                                    PART III

ITEM X    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information called for by this Item is incorporated by reference from the Company's definitive proxy statement for the 1997 Annual Meeting of stockholders.

ITEM XI   MANAGEMENT/RENUMERATION

     The information called for by this Item is incorporated by reference from the Company's definitive proxy statement for the 1997 Annual Meeting of stockholders.

ITEM XII  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The information called for by this Item is incorporated by reference from the Company's definitive proxy statement for the 1997 Annual Meeting of stockholders.

ITEM XIII CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this Item is incorporated by reference from the Company's definitive proxy statement for the 1997 Annual Meeting of stockholders.


                                    PART IV

ITEM XIV  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS
          ON FORM 8-K

     (1)  Financial Statements
          --------------------

          A Table of Contents to the Financial Statements appears on page F-1.

     (2)  Exhibits
          --------

          The exhibits, if any, filed with this report are listed on the Index to Exhibits on page E-1.

     (3)  Reports on Form 8-K
          -------------------

          The Company filed a report on form 8-K on October 29, 1996, disclosing a change in its certifying accountant.

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


                                           _________________________
                                           ISOMET CORPORATION
                                           (Registrant)


Date:_________________                     By:______________________
                                              Jerry W. Rayburn
                                              Executive Vice President, Finance
                                              and Treasurer and Director

                                           By:______________________
                                              Vanda Gallagher
                                              Controller


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this ______ day of March 1997.



------------                    -------------                   ------------
Henry Zenzie                    Leon Bademian                   Lee R. Marks
Director                        Director                        Director


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

  27     Financial Data Schedule


*Incorporated by reference to Exhibits to the Registrant Report on Form 10-K for the year ended December 31, 1987.

**Incorporated by reference to Exhibits to the Registrant Report on Form 10-K for the year ended December 31, 1988.

***Incorporated by reference to Exhibits to the Registrant Report on Form 10-K for the year ended December 31, 1990.

                      ISOMET CORPORATION AND SUBSIDIARIES
                               TABLE OF CONTENTS


          TITLE                                          PAGE
          -----                                          ----

INDEPENDENT AUDITOR'S REPORTS.........................  F-2-3

AUDITED FINANCIAL STATEMENTS

 CONSOLIDATED BALANCE SHEETS..........................  F-4-5

 CONSOLIDATED STATEMENTS OF OPERATIONS................    F-6

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY......    F-7

 CONSOLIDATED STATEMENTS OF CASH FLOWS................    F-8

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS........... F-9-20

            [LETTERHEAD OF ARONSON, FETRIDGE & WEIGLE APPEARS HERE]


                         Independent Auditor's Report
                         ----------------------------



To the Stockholders and Board of Directors
ISOMET CORPORATION
Springfield, Virginia


We have audited the accompanying Consolidated Balance Sheet of ISOMET CORPORATION AND SUBSIDIARIES as of December 31, 1996, and the related Consolidated Statements of Operations, Stockholders' Equity and Cash Flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1996 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ISOMET CORPORATION AND SUBSIDIARIES as of December 31, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ ARONSON, FETRIDGE & WEIGLE

ARONSON, FETRIDGE & WEIGLE

Rockville, Maryland
March 7, 1997

             [LETTERHEAD OF PANNELL KERR FORSTER PC APPEARS HERE]

                         Independent Auditor's Report



To the Stockholders and Board of Directors
Isomet Corporation
Springfield, Virginia

We have audited the consolidated balance sheet of Isomet Corporation and Subsidiaries as of December 31, 1995, and the related consolidated statement of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Isomet Corporation and Subsidiaries as of December 31, 1995, and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                          /s/ Pannell Kerr Forster PC



March 25, 1996

                      ISOMET CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1996 AND 1995

                                    ASSETS

                                                        1996          1995
                                                    ------------  ------------
CURRENT ASSETS
  Cash and cash equivalents                          $   200,902   $    85,541
  Accounts and notes receivable (Note 5)
    Trade                                              1,478,776       831,842
    Other                                                 38,567        27,912
  Refundable income taxes                                      -        12,435
  Notes receivable - other                                     -        24,513
  Precious metals                                        199,126       198,514
  Inventories (Notes 3 and 5)                          3,729,694     3,249,426
  Prepaid expenses and other                              24,601        41,174
  Deferred income tax asset, net (Note 8)                161,487        87,472
                                                     -----------   -----------

      Total current assets                             5,833,153     4,558,829
                                                     -----------   -----------

PROPERTY AND EQUIPMENT, AT COST (NOTES 4, 5 AND 6)     2,561,271     2,494,779
  Accumulated depreciation and amortization           (2,245,437)   (2,121,103)
                                                     -----------   -----------

      Net property and equipment                         315,834       373,676
                                                     -----------   -----------

OTHER ASSETS
  Notes receivable - officers (Note 2)                    45,000        45,000
  Notes receivable - other (Note 2)                            -         6,128
  Deposits and other                                       7,357         7,357
                                                     -----------   -----------

      Total other assets                                  52,357        58,485
                                                     -----------   -----------





TOTAL ASSETS                                         $ 6,201,344   $ 4,990,990
                                                     ===========   ===========

Refer to Notes to Consolidated Financial Statements and accompanying Independent Auditor's Report.

                      ISOMET CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1996 AND 1995

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            1996          1995
                                                        -----------   -----------
CURRENT LIABILITIES
  Notes payable (Note 5)                                $   324,450   $   326,340
  Obligation under capital lease (Note 6)                         -        23,213
  Accounts payable                                          678,063       302,817
  Accrued liabilities (Note 7)                              273,719       311,561
  Income taxes payable                                        5,880             -
  Deferred revenue                                          456,000             -
                                                        -----------   -----------

    Total current liabilities                             1,738,112       963,931
                                                        -----------   -----------

LONG-TERM LIABILITIES
  Deferred rent payable                                      10,947        17,517
  Notes payable, net of current portion (Note 5)            864,716     1,104,716
                                                        -----------   -----------

    Total long-term liabilities                             875,663     1,122,233
                                                        -----------   -----------

    Total liabilities                                     2,613,775     2,086,164
                                                        -----------   -----------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                      -         3,809
                                                        -----------   -----------

COMMITMENTS AND CONTINGENCIES (NOTE 9)

STOCKHOLDER'S EQUITY (NOTE 10)
  Common stock, par value $1 per share;
    2,500,000 shares authorized, issued and
    outstanding 1,905,590                                 1,905,590     1,905,590
  Capital contributed in excess of par value              4,221,183     4,221,183
  Unamortized deferred compensation from stock options      (65,266)     (101,486)
  Accumulated deficit                                    (2,500,659)   (3,182,378)
  Foreign currency translation adjustment                    26,721        58,108
                                                        -----------   -----------

      Total stockholders' equity                          3,587,569     2,901,017
                                                        -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 6,201,344   $ 4,990,990
                                                        ===========   ===========

Refer to Notes to Consolidated Financial Statements and accompanying Independent Auditor's Report.

                      ISOMET CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                            1996          1995
                                                         ----------    ----------
REVENUE
  Sales                                                  $5,797,788    $4,788,961
  Other income                                                  589         1,150
  Interest income                                             5,668         9,472
                                                         ----------    ----------

      Total revenue                                       5,804,045     4,799,583
                                                         ----------    ----------

EXPENSES (NOTES 4, 9 AND 13)
  Cost of sales                                           3,731,674     3,261,144
  Selling expenses                                          323,153       307,237
  General and administrative                                942,274     1,066,615
  Product development                                        37,736        60,846
  Interest expense                                          151,815       197,922
  Non-recurring charges                                           -         2,413
                                                         ----------    ----------

      Total expenses                                      5,186,652     4,896,177
                                                         ----------    ----------

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST     617,393       (96,594)

INCOME TAX BENEFIT (NOTE 8)                                  68,135        53,138
                                                         ----------    ----------

INCOME (LOSS) BEFORE MINORITY INTEREST                      685,528       (43,456)

MINORITY INTEREST IN EARNINGS (LOSS) OF CONSOLIDATED
  SUBSIDIARY                                                 (3,809)          640
                                                         ----------    ----------

NET INCOME (LOSS)                                        $  681,719    $  (44,096)
                                                         ==========    ==========

NET INCOME (LOSS) PER SHARE
  Weighted average number shares of common
    stock and common stock equivalents outstanding        1,948.529     1,905.590
                                                         ==========    ==========

  Net income (loss) per share                            $      .35    $    (0.02)
                                                         ==========    ==========

Refer to Notes to Consolidated Financial Statements and accompanying Independent Auditor's Report.

                      ISOMET CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                                     1996          1995
                                                                 -----------   -----------
COMMON STOCK
  Shares issued and outstanding, beginning and end of year         1,905,590     1,905,590
                                                                 ===========   ===========
  Amount issued and outstanding at $1 par value, beginning
    and end of year                                              $ 1,905,590   $ 1,905,590
                                                                 -----------   -----------

CAPITAL CONTRIBUTED IN EXCESS OF PAR VALUE
  Balance, beginning and end of year                               4,221,183     4,221,183
                                                                 -----------   -----------
UNAMORTIZED DEFERRED COMPENSATION FROM
  STOCK OPTIONS (NOTE 10)
    Balance, beginning of year                                      (101,486)     (137,706)
    Amortization of deferred compensation                             36,220        36,220
                                                                 -----------   -----------

      Balance, end of  year                                          (65,266)     (101,486)
                                                                 -----------   -----------
ACCUMULATED DEFICIT
  Balance, beginning of year                                      (3,182,378)   (3,138,282)
  Net income (loss)                                                  681,719       (44,096)
                                                                 -----------   -----------
      Balance, end of year                                        (2,500,659)   (3,182,378)
                                                                 -----------   -----------
FOREIGN CURRENCY TRANSLATION ADJUSTMENT
  Balance, beginning of year                                          58,108        53,850
  Foreign currency translation adjustment                            (31,387)        4,258
                                                                 -----------   -----------
      Balance, end of year                                            26,721        58,108
                                                                 -----------   -----------

TOTAL STOCKHOLDERS' EQUITY                                       $ 3,587,569   $ 2,901,017
                                                                 ===========   ===========

Refer to Notes to Consolidated Financial Statements and accompanying Independent Auditor's Report.

                      ISOMET CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                                        1996        1995
                                                                     ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                  $ 681,719   $ (44,096)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities
      Depreciation and amortization                                    124,334      96,371
      Bad debt on note receivable                                       30,641           -
      Minority interest in earnings of subsidiary                       (3,809)     (3,649)
      Amortization of deferred  compensation                            36,220      36,220
      Increase (decrease) in:
        Accounts, notes and other receivables                         (645,154)    125,761
        Precious metals                                                   (612)     18,050
        Inventories                                                   (480,268)   (120,270)
        Prepaid expenses and other assets                               16,573      52,111
        Deferred income tax asset                                      (74,015)    (45,732)
      (Increase) decrease in
        Accounts payable                                               375,246       7,007
        Accrued liabilities                                            (37,842)     16,808
        Income taxes payable                                             5,880     (10,679)
        Deferred revenue                                               456,000           -
        Deferred rent payable                                           (6,570)          -
                                                                     ---------   ---------
          Net cash provided by operating activities                    478,343     127,902
                                                                     ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                   (66,492)    (59,708)
  Collection of note receivable                                              -      24,513
                                                                     ---------   ---------
          Net cash used by investing activities                        (66,492)    (35,195)
                                                                     ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayments of debt                                                  (265,103)   (304,332)
                                                                     ---------   ---------

          Effect of exchange rate changes on cash                      (31,387)      4,258
                                                                     ---------   ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   115,361    (207,367)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                            85,541     292,908
                                                                     ---------   ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                               $ 200,902   $  85,541
                                                                     =========   =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid for interest                                             $ 151,815   $ 197,922
                                                                     =========   =========

Refer to Notes to Consolidated Financial Statements and accompanying Independent Auditor's Report.

                      ISOMET CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1996 AND 1995



NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES


     (A)  Organization

          Isomet Corporation and its Subsidiaries (the Company) produce and sell laser equipment, systems and laser accessory components for color image reproduction applications. The Company also performs sponsored research and development in the general field of laser technology.


     (B)  Basis of consolidation

          The Company has a wholly-owned subsidiary in Barbados which has elected to be a Foreign Sales Corporation, and has wholly-owned and majority-owned subsidiaries in the United Kingdom. The consolidated financial statements include the accounts of Isomet and these subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.


     (C)  Revenue recognition

          The Company's revenue arising from short-term government and commercial fixed-price contracts and orders is recorded when shipped.


     (D)  Inventories

          Inventories of parts are stated at cost determined on a first-in, first-out basis, which does not exceed market. Work-in-process and finished goods are stated at the lower of standard costs (which approximate average costs) or market.


     (E)  Property and equipment


          Depreciation and amortization of property and equipment is recorded using the straight-line method over estimated useful lives as follows:


                                                             Years
                                                        ---------------

          Plant equipment, including leased
          equipment under capital leases                       5-15
          Furniture                                            5-10
          Transportation equipment                              3-5
          Leasehold improvements                             Remaining
                                                           term of lease

                      ISOMET CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1996 AND 1995



NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


     (F)  Foreign currency translation


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


     (G)  Income (loss) per share of common stock


          Income (loss) per share of common stock has been computed on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The income per share in 1996 includes stock options as common stock equivalents. The loss per share for 1995 does not include stock options as common stock equivalents since their effect would be antidilutive.


     (H)  Statements of cash flows


          The statements of cash flows are prepared on the basis of cash on hand and in banks which is subject to withdrawal on demand and items considered to be cash equivalents. For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. At times during the year the Company has amounts on deposit with financial institutions that may exceed federally insured limits. The Company does not believe that this results in any significant credit risk.


     (I)  Fair value of financial instruments


          The fair market values of the financial instruments included in the consolidated financial statements approximate their carrying value.


     (J)  Financial statement estimates


          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                      ISOMET CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1996 AND 1995



NOTE 2 - NOTES RECEIVABLE


     The Company holds unsecured notes receivable from certain officers of the Company in the amount of $45,000, bearing interest at 6%. The notes are classified as non-current since, historically, management has not required repayment within the next year.


     The Company holds a note receivable arising from the sale of its subsidiary in Japan in the original amount of $49,026. The note bears interest at 8% and requires quarterly principal payments beginning June 1995, until maturity on March 31, 1997. The note is collaterialized by, among other things, a Stock Pledge Agreement between the Company and the maker. During 1996, the maker defaulted on the note and the Company wrote-off the $30,641 balance.



NOTE 3 - INVENTORIES


     Inventories are summarized as follows:


                              1996         1995
                           -----------  -----------

        Parts               $1,174,808   $1,109,627
        Work-in-process      2,082,548    1,599,400
        Finished goods         472,338      540,399
                            ----------   ----------

        Total               $3,729,694   $3,249,426
                            ==========   ==========

NOTE 4 - PROPERTY AND EQUIPMENT


     The following is a summary of property and equipment


                                                                   1996                       1995
                                                         -------------------------  -------------------------
                                                                      Accumulated                Accumulated
                                                                      Depreciation               Depreciation
                                                                          and                        and
                                                            Cost      Amortization     Cost      Amortization
                                                         -----------  ------------  -----------  ------------

        Plant equipment                                   $2,047,599    $1,809,288   $1,731,041    $1,547,238
        Furniture                                            262,688       207,066      249,141       183,132
        Transportation equipment                              39,887        25,022       37,201        18,507
        Leasehold improvements                               193,484       189,584      191,328       185,131
        Leased equipment under capital lease                  17,613        14,477      286,068       187,095
                                                          ----------    ----------   ----------    ----------

                                                          $2,561,271    $2,245,437   $2,494,779    $2,121,103
                                                          ==========    ==========   ==========    ==========

                      ISOMET CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1996 AND 1995



NOTE 4 - PROPERTY AND EQUIPMENT (CONTINUED)


     Depreciation and amortization of property and equipment charged to operations amounted to $124,334 and $96,371 in 1996 and 1995, respectively.



NOTE 5 - NOTES PAYABLE

     Notes payable consist of:

                                                1996         1995
                                          ----------   ----------
        NationsBank - Revolving Credit
         Facility, with interest
         payable monthly at the Bank's
         prime plus 2.5% and 3% at
         December 31, 1996 and 1995,
         respectively.  The rate in
         effect on December 31, 1996
         was 10.75%.  The loan is due
         on April 1, 1997, and is
         payable in monthly
         installments of $12,000 plus
         interest.  The collateral for
         this loan is a blanket lien on
         all assets.                      $  786,000   $  930,000


        NationsBank - Loan with
         interest due at the Bank's
         prime plus 2.5% and 3% at
         December 31, 1996 and 1995,
         respectively.  The rate at
         December 31, 1996 was 10.75%.
         The loan is due on April 1,
         1997, and is payable in
         monthly installments of $8,000
         plus interest.  The collateral
         for this loan is a blanket
         lien on all assets.                 318,716      414,716


        Lloyds Bank, United Kingdom -
         Overdraft line of credit with
         interest payable monthly at 4%
         above the United Kingdom Bank
         Base Rate.  The rate in effect
         at December 31, 1996 was 10%.
         Collateral for this loan is a
         blanket lien on the assets of
         Isomet (UK) Limited, a
         majority-owned subsidiary, and
         has a maximum borrowing base
         of 75,000 pounds sterling
         (approximately $128,000 at
         December 31, 1996)                   84,450       86,340
                                          ----------   ----------
                                           1,189,166    1,431,056

        Less:  Current portion               324,450      326,340
                                          ----------   ----------
          Total                           $  864,716   $1,104,716
                                          ==========   ==========

     The NationsBank loan agreements contain various covenants as to certain ratios and limits borrowings to amounts outstanding on certain receivables. All loan covenants were met at December 31, 1996.

                      ISOMET CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1996 AND 1995



NOTE 5 - NOTES PAYABLE (CONTINUED)


     While the NationsBank loans are due on April 1, 1997, the bank has advised the Company that it intends to extend its agreement with the Company at maturity, though specific terms and conditions have not been determined. Assuming curtailments at the current rates, the future debt maturities are as follows:


        Year Ending
        December 31                Amount
        -------------            -----------

            1997                  $  324,450
            1998                     240,000
            1999                     240,000
            2000                     240,000
            2001                     144,716
                                  ----------

              Total               $1,189,166
                                  ==========


NOTE 6 - OBLIGATION UNDER CAPITAL LEASE


     The Company leased plant equipment under a seven year capital lease that expired May 1, 1996. Required monthly payments were $4,784, applied first to interest imputed at 12.25%, and then to principal.



NOTE 7 - ACCRUED LIABILITIES


     A summary of accrued liabilities follows:


                                        1996        1995
                                      ---------   ---------

        Salaries and payroll taxes     $ 95,495    $ 83,560
        Commissions                      13,224      13,952
        Compensated absences            117,808     121,666
        Warranty service                      -       3,105
        Other                            47,192      89,278
                                       --------    --------

          Total                        $273,719    $311,561
                                       ========    ========

                      ISOMET CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1996 AND 1995



NOTE 8 - INCOME TAXES


     The domestic and foreign components of income (loss) before income taxes and minority interest are as follows:


                                             1996        1995
                                          ----------  -----------

        Domestic                          $ 665,540    $  15,550
        Foreign                             (48,147)    (112,144)
                                          ---------    ---------

        Income (loss) before income
         taxes and minority interest      $ 617,393    $ (96,594)
                                          =========    =========

     The components of income tax expense (benefit) are as follows:

                                             1996        1995
                                          ---------   ----------
        Current
        Domestic                          $   5,880    $       -
        Foreign                                   -       (6,872)
                                          ---------    ---------
          Total                               5,880       (6,872)
                                          ---------    ---------

        Deferred
        Domestic                            (74,015)     (45,732)
        Foreign                                   -         (534)
                                          ---------    ---------
          Total                             (74,015)     (46,266)
                                          ---------    ---------

          Income tax benefit              $ (68,135)   $ (53,138)
                                          =========    =========

     Significant items attributable to the calculation of the deferred income tax benefit are as follows:

                                             1996         1995
                                          ---------    ---------
        Net operating loss carryforwards  $ 640,663    $(241,254)
        Difference in the timing of
         accounting for depreciation
         expense for tax purposes and
         financial reporting purposes      (286,824)      76,965



                      ISOMET CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1996 AND 1995



NOTE 8 - INCOME TAXES (CONTINUED)


     A reconciliation of income taxes computed at a combination of statutory Federal and state rates and the effective income tax benefit is as follows:


                                           1996        1995
                                        ----------  ----------

      Federal income taxes at
       statutory rates                  $ 226,284   $ (32,842)
      Increases (decreases) in
        State income taxes, net            26,355      (3,825)
        Change in valuation allowance    (216,312)     (9,065
        Foreign taxes on subsidiaries           -      (7,406)
        Difference in expense            (104,462)          -
         recognition                    ---------   ---------

           Tax benefit                  $ (68,135)  $ (53,138)
                                        =========   =========

     The components of deferred tax asset at December 31, 1996 and 1995 are as follows:

                                                 1996        1995
                                              ---------   ---------
      Deferred tax assets (liabilities)
        Book/tax depreciation differences     $  (1,652)  $ (76,272)
        Book/tax amortization differences             -     (30,259)
        Inventory capitalization adjustment      36,089      41,073
        Vacation pay book/tax difference         44,720      46,184
        Allowance for doubtful accounts             215         215
        Capital loss carryforwards                8,589       9,018
        Net operating loss carryforwards          2,756     240,606
        General business credit carryforwards    66,615      66,615
        Deferred rent                             4,155       6,604
        Valuation allowance                           -    (216,312)
                                              ---------   ---------

           Total                              $ 161,487   $  87,472
                                              =========   =========

     The Company has $66,615 of general business credits available that will expire between 2004 and 2008 if not previously used.


     The Company has net operating loss carryforwards for tax reporting purposes of approximately $904,000 pounds sterling ($1,548,000) in the United Kingdom. These losses may be carried forward indefinitely.

                      ISOMET CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1996 AND 1995



NOTE 9 - COMMITMENTS AND CONTINGENCIES


     The Company leases its plant and office facilities under various long-term operating leases which expire in 1998. The leases require minimum annual rental payments plus additional amounts based upon future increases in property taxes and the consumer price index. The Company has two three-year renewal options under one lease with the same terms. The company rents certain equipment under an operating lease that extends to 1999.


     Following is a schedule of future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1996:


                        Year Ending
                        December 31     Amount
                       -------------   ---------

                           1997        $ 184,528
                           1998          121,044
                           1999            2,596
                                       ---------

                             Total     $ 307,898
                                       =========

     Total rent expense for all operating leases amounted to $197,982 and $208,020 in 1996 and 1995, respectively.


     The Company is contingently liable for severance pay under employment agreements with certain officers. Upon involuntary termination, the agreements provide for twelve months compensation based on the salaries in effect at that time, but not less than the salaries in effect on the date of the agreements.



NOTE 10 - COMMON STOCK


     During 1988, 1989 and 1990, the Company granted options to certain employees to purchase 12,000 shares of the Company's common stock at $1.75 per share. To the extent not previously exercised, options under the agreement expire seven years from the date of issuance. Exercise of the options granted is restricted, therefore, the difference between the option price and the market price at the date the options were granted, if any, is recorded as deferred compensation in stockholders' equity, and is amortized ratably over the seven year life of the options. During 1996 and 1995, options for 2,500 shares expired each year.

                      ISOMET CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1996 AND 1995



NOTE 10 - COMMON STOCK (CONTINUED)


     During 1988, the Company granted options to certain officers and directors to purchase 97,500 shares of the Company's common stock at $1.75 per share. To the extent not previously exercised, the options terminate in ten years.
Options under the agreement may be exercised only upon the occurrence of certain specified events. Since exercise of the options is contingent upon the occurrence of a future event, the difference between the option price and the market price at the date the options were granted was recorded as deferred compensation in stockholders' equity, and is being amortized ratably over the ten year life of the options.


     The total amount of deferred compensation amortized to expense during 1996 and 1995 as a result of the 1990 and 1988 options, was $36,220 each year.


     None of the above described options have been exercised as of December 31, 1996.


     In 1992, the Company adopted a stock option plan covering up to 275,000 shares of the Company's stock, which includes all previously issued options, and has a term of ten years. Isomet's Board of Directors shall determine the number of shares and to whom options are to be granted. Options granted under the plan are exercisable at an exercise price to be determined by the board and terminate ten years from the date said options are granted. At December 31, 1996, there are 104,500 non-qualified options and 43,500 incentive options outstanding under the plan.



NOTE 11 - SEGMENT INFORMATION


     The Company's operations are confined to one industry segment. The Company's operations in different geographic areas were as follows:


                                              1996          1995
                                          ------------  ------------
      Sales to unaffiliated customers
        North America                     $ 3,283,946   $ 2,252,547
        Europe                              1,580,876     2,023,790
        Far East                              932,966       512,624
                                          -----------   -----------
          Total sales                       5,797,788     4,788,961

      Transfers between geographic areas
        United States                       1,233,220     1,094,406
        Eliminations                       (1,233,220)   (1,094,406)
                                          -----------   -----------

          Total sales                     $ 5,797,788   $ 4,788,961
                                          ===========   ===========

                      ISOMET CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1996 AND 1995



NOTE 11 - SEGMENT INFORMATION (CONTINUED)


                                              1996          1995
                                          ------------  ------------
      Operating profit (loss)
        United States                     $   880,565    $  201,536
        United Kingdom                        (47,031)     (100,208)
        Eliminations                                -             -
                                          -----------    ----------
          Total operating profit              833,534       101,328
      Interest expense                        151,815      (197,922)
                                          -----------    ----------

      Income (loss) before income
       taxes and minority interest        $   681,719    $  (96,594)
                                          ===========    ==========
      Identifiable assets
        United States                     $ 5,703,161    $4,963,334
        United Kingdom                        945,336       760,072
        Eliminations                         (693,055)     (862,957)
                                          -----------    ----------
          Total identifiable assets         5,955,442     4,860,449
      General corporate assets                245,902       130,541
                                          -----------    ----------

        Total assets                      $ 6,201,344    $4,990,990
                                          ===========    ==========

      Liabilities
        United States                     $ 2,370,653    $1,880,009
        United Kingdom                      1,338,773     1,105,965
        Eliminations                       (1,095,651)     (899,810)
                                          -----------    ----------

        Total liabilities                 $ 2,613,775    $2,086,164
                                          ===========    ==========

     Transfers between geographic areas are accounted for on a cost plus mark-up basis. Expenses directly identified with an area are used to determine operating profit by geographic areas.


     In 1996, of $5,797,788 in total sales, one customer accounted for $878,400, or approximately 15%. In 1995, of $4,788,961 in total sales, one customer accounted for $1,132,709, or approximately 24%.


     The Company does not normally require its customers to provide collateral for outstanding balances.

                      ISOMET CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1996 AND 1995



NOTE 11 - SEGMENT INFORMATION (CONTINUED)


     The Company's products are sold principally in North America, Europe and the far east. Accounts and notes receivable from sales in these areas of the world at December 31, 1996 and 1995, were as follows:


                            1996        1995
                         -----------  ---------

        North America     $  969,594   $435,966
        Europe               422,312    335,038
        Far East              86,870     60,838
                          ----------   --------

          Total           $1,478,776   $831,842
                          ==========   ========

     The accounts receivable in North America were due from 39 different unrelated customers, of which one customer accounted for $444,250. The amount due from this customer is expected to be collected in the normal course of business.


     The accounts receivable in Europe were due from 19 different unrelated customers, of which three customers accounted for $309,257 of accounts receivable. All such debts are expected to be collected in the normal course of business.



NOTE 12 - FOURTH QUARTER ADJUSTMENT


     The Company made certain significant adjustments to the accounts during the fourth quarter of 1995, that resulted in a decrease in pre-tax earnings of $(136,194) or $(.07) per share.


     The adjustments were necessary to account for differences, which became apparent during that quarter, between the estimated and actual revenue or costs arising from (1) relieving inventory for costs incurred that exceeded net realizable value, and (2) relieving inventory at standard costs for items sold. It is a policy of the Company to make such adjustments when the facts become known.



NOTE 13 - RETIREMENT PLANS


     One subsidiary maintains a defined contribution retirement plan which is available to all employees of the subsidiary. The plan is funded through the purchase of a group annuity insurance policy. Employer contributions are discretionary. Employees may contribute to the plan in an amount that does not exceed 15% of the employee's annual compensation and vest 100% in their own contributions. Vesting in the employer contributions does not occur until the participant's normal retirement date, as defined. The plan is cancelable upon thirty days notice. Pension expense was $6,656 and $6,179 for the years ended December 31, 1996 and 1995, respectively.

                      ISOMET CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1996 AND 1995



NOTE 13 - RETIREMENT PLANS (CONTINUED)


     The parent company maintains a contributory plan pursuant to Section 401(k) of the Internal Revenue Code. The Plan is available to all employees of the parent company who have completed one year of service. Participants may elect to make 401(k) contributions to the Plan in an amount not to exceed the lesser of 15% of annual compensation or the maximum amount specified by law. The Company matches employee contributions in an amount not to exceed 2% of annual compensation. The Company may make additional contributions at it discretion. All contributions are held by a trustee and invested at the participant's direction under the options available. Participants are vested 100% in their contributions. Vesting in employer contributions is 20% per year with 100% vesting after five years. Pension expense related to this plan totaled $34,651 and $31,302 for the years ended December 31, 1996 and 1995, respectively.