Form 10KSB40/A
period 1996-12-31
ISOMET CORP
filed 1997-04-22
CIK 52708

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-KSB

                        Amendment No. 1 to form 10-KSB

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

                                  SIGNATURES


     Pursuant to the requirement of The Securities and Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-KSB for the fiscal year ended December 31, 1996 to be signed on it's behalf by the undersigned thereunto duly authorized.



                                              _________________________________
                                              ISOMET CORPORATION
                                              (Registrant)



Date:_________________                        By:______________________________
                                              Jerry W. Rayburn
                                              Executive Vice President, Finance
                                              and Treasurer and Director

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

  *3.5 Certificate of Amendment of Certificate of Incorporation of Registrant filed December 28, 1967.

  *3.6 Certificate of Amendment of Certificate of Incorporation of Registrant filed April 7, 1969.

  *3.7  Certificate of Incorporation of Registrant (Restated) filed April 7,
        1969.

 **3.8 Certificate of Amendment to the Certificate of Incorporation of Registrant (Restated) filed June 22, 1988.

  *3.9  By-laws of Registrant.

***3.10 Subsidiaries of the Company.

  27    Financial Data Schedule

  13    Annual Report to Shareholders


* Incorporated by reference to Exhibits to the Registrant Report on Form 10-K for the year ended December 31, 1987.

** Incorporated by reference to Exhibits to the Registrant Report on Form 10-K for the year ended December 31, 1988.

*** Incorporated by reference to Exhibits to the Registrant Report on Form 10-K for the year ended December 31, 1990.