Form 10QSB
period 1997-03-31
ISOMET CORP
filed 1997-05-13
CIK 52708

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                  FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended March 31, 1997

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

            Common Shares Outstanding on March 31, 1997: 1,905,590



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.

                X  Yes            No
           ------          ------

                               ISOMET CORPORATION
                         Part 1: Financial Information
                         -----------------------------
                          Item 1: Financial Statements
                          ----------------------------

A.  Statement of Income (1) (2) (3) (000 omitted)

                                                      Three Months Ended
                                                            March 31
                                                        1997       1996
                                                     ----------  ----------
1.  Revenues
     a. Sales                                        $    1,703  $    1,336
     b. Interest Income                                       1           1
     c. Other Income                                          -           -
                                                     ----------  ----------
                                                     $    1,704  $    1,337
                                                     ----------  ----------
2.  Cost and Expenses
     a. Cost of Sales                                $    1,084  $      911
     b. Selling, General and Administrative                 311         314
     c. Research and Development                              -           8
     d. Interest Expense                                     32          41
                                                     ----------  ----------

Total Cost and Expenses                              $    1,427  $    1,274
                                                     ----------  ----------

3.  Income (Loss) Before Taxes on Income             $      277  $       63

4.  Provisions for Taxes on Income                          109           1
                                                     ----------  ----------

5.  Net Income (Loss)                                $      168  $       62
                                                     ----------  ----------

Net Income (Loss) Per Share                               $0.09       $0.03
                                                     ----------  ----------

6.  Weighted Average Number of Shares Outstanding     1,948,529   1,905,590
7.  Dividends Per Share                                       -           -

(1)  This Financial Statement is unaudited.
(2) The results for interim periods are not necessarily indicative of results to be expected for the year due to:
     a.    Fluctuations in order receipt and customer delivery.
     b. Fluctuations in yield in manufacturing processes may cause fluctuations in operating results for interim periods.
(3) In the opinion of mangement, all adjustments have beeen made which are necessary to reflect a fair statement of the results for the three month periods ended March 31, 1997 and March 31, 1996.
     All such adjustments are of a normal and recurring nature.

                               ISOMET CORPORATION
                              Financial Statements
                       B. Balance Sheet (1) (000 omitted)

                                                            March 31   December 31
Current Assets                                                1997         1996
                                                            --------   -----------
     Cash and Equivalent                                    $    207      $    201
     Accounts Receivable, Net                                  1,199         1,517
     Other Current Assets                                        468           385
     Inventories (2)                                           3,927         3,730
                                                            --------      --------
                                                            $  5,801      $  5,833
                                                            --------      --------

Property and Equipment at Cost                              $  2,543      $  2,561
     Less Accumulated Depreciation                             2,252         2,245
                                                            --------      --------
                                                            $    291      $    316
                                                            --------      --------

Other Assets                                                $     52      $     52
                                                            --------      --------
                                                            $  6,144      $  6,201
                                                            --------      --------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
     Accounts Payable                                       $    555      $    678
     Accrued Liabilities                                         585           736
     Notes Payable to Banks                                      351           324
                                                            --------      --------
                                                            $  1,491      $  1,738

Long Term Liabilities                                       $    816      $    876
                                                            --------      --------
Stockholders' Equity (Deficit (3))
     Common Stock Par Value $1 Per Share:
     Authorized 2,500,000 Shares; Issued and
     Outstanding:                                           $  1,906      $  1,906
     Capital Contributed in Excess of Par Value                4,221         4,221
     Unamortized Deferred Compensation                           (56)          (65)
     Accumulated Deficit                                      (2,332)       (2,501)
     Foreign Exchange Adjustment                                  98            26
                                                            --------      --------
                                                            $  3,837      $  3.587
                                                            --------      --------
                                                            $  6,144      $  6,201
                                                            --------      --------
(1) Unaudited.  Subject to Year-End Adjustments
(2) Inventory Breakdown
     Parts and Raw Material                                 $  1,653      $  1,175
     Work in Process                                           1,897         2,083
     Finished Goods                                              377           472
                                                            --------      --------
                                                            $  3,927      $  3,730
                                                            --------      --------
(3) The number of shares of common stock reserved
    for issuance upon the exercise of options granted
    or to be granted.                                        247,500       254,500

                               ISOMET CORPORATION
                              Financial Statements
                              --------------------
                           C. Statement of Cash Flows
                          Three Months Ended March 31

                                                                           (000 omitted)


                                                           1997    1996
                                                          -----   -----

Cash Flow From Operating Activities
     Net Income (Loss)                                    $ 168   $  62

Adjustment to Reconcile Net Income (Loss) to Net
Cash Provided by Operating Activities
     Depreciation & Amortization                          $  22   $  22
     Amortization of Deferred Compensation                    9       9
     Changes in Assets & Liabilities:
     (Increase) Decrease in Accounts Receivable             318     (15)
     (Increase) Decrease in Other Current Assets            (83)    (47)
     (Increase) Decrease in Inventories                    (197)     37
     Increase (Decrease) in Accounts Payable               (123)      4
     Increase (Decrease) in Accrued Liabilities            (151)    (11)
     (Increase) Decrease in Other Assets                      -       6
                                                          -----   -----

     Total Adjustments:                                   $(205)  $   5
                                                          -----   -----

     Net Cash Provided (Used) by Operating Activities     $ (37)  $  67
                                                          -----   -----

Cash Flows from Investing Activities
     Purchase of Property and Equipment                   $   -   $   -
     Proceeds from Sale of Property and Equipment             -       -
                                                          -----   -----
     Net Cash (Used) by Investing Activities              $   -   $   -
                                                          -----   -----

Cash Flows from Financing Activities
     Proceeds of Long-Term Debt and Notes Payable         $  31   $  48
     Principal Payments Under Long Term Debt and
         Notes Payable                                      (60)    (84)
                                                          -----   -----

     Net Cash Provided (Used) by Financing Activities:    $ (29)  $ (36)
                                                          -----   -----
     Effect of Exchange Rate on Changes in Cash           $  72   $   1
                                                          -----   -----

Net Increase (Decrease) in Cash                           $   6   $  32
                                                          -----   -----

Cash at Beginning of Year                                 $ 201   $  86
                                                          -----   -----
Cash at March 31                                          $ 207   $ 118
                                                          -----   -----

Supplemental Disclosures of Cash Flow Information
     Cash Paid During the Period for:
           Interest                                       $  32   $  41
                                                          -----   -----
           Income Taxes                                   $   -   $   -
                                                          -----   -----

                               ISOMET CORPORATION
                               ------------------


         Item 2:  Management's Analysis of Quarterly Income Statements


     Revenue for the first quarter of 1997 totaled $1,704,000, an increase of $367,000 over $1,337,000 in 1996's first quarter. This improvement was due primarily to increased deliveries of laser plotters to Polaroid Corporation.

     For the current quarter, the Company had pre-tax income of $277,000 or $.14 per share and net, after tax income of $168,000 or $.09 per share. This compares to net, after tax income of $62,000 or $.03 per share in the first quarter of 1996. The increase in pre-tax income of $215,000 is almost entirely due to larger gross profit from higher revenue levels.

     New orders totaled $1,562,000 for the quarter, compared to $1,283,000 last year. Unfilled orders on March 31, 1997 totaled $4,323,000, compared to $5,878,000 on the same date last year and $4,549,000 on December 31, 1996.

     Effective April 1, 1997, the Company's loan agreement with NationsBank was renewed through April 1, 1998 with a fixed principal repayment schedule of $20,000 per month. During the period from April 1, 1997 - March 31, 1998, the Company expects to generate sufficient cash flow from operations to meet its liquidity needs and to renew its existing loan agreement in April, 1998.

     As of March 31, 1997 the Company has no material committments for capital expenditures and accordingly, no funds from sources other than internally generated funds are considered necessary over the next twelve months.

                               ISOMET CORPORATION
                               ------------------

                          Part II:  Other Information



     1.  Legal Proceedings

                 None

     2.  Change in Securities

                 None

     3.  Defaults Upon Senior Securities

                 None

     4.  Submission of Matters to a Vote of Security Holders

                 None

     5.  Other Information

                 None

     6.  Exhibits and Reports on Form 8K

                 a. Exhibit 27 - Financial Data Schedule for quarter ended March 31, 1997.

                 b. No reports on form 8K have been filed by the Registrant during the quarter ended March 31, 1997.

                              ISOMET CORPORATION
                              ------------------

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    ISOMET CORPORATION



                                    ------------------------
                                    Registrant



                                    By:
                                       ---------------------
                                    Jerry W. Rayburn
                                    Executive Vice President
                                    Finance and Treasurer

Date:
     -------------