Form 10QSB
period 1997-06-30
ISOMET CORP
filed 1997-08-13
CIK 52708

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                  FORM 10-QSB


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                                         Commission File Number
 June 30, 1997                                                    0-4671


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

             Common Shares Outstanding on June 30, 1997: 1,905,590



Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing rquirements for the past ninety (90) days.

        X  Yes           No
       ---           ---

                               ISOMET CORPORATION
                         Part 1: Financial Information

                         Item 1: Financial Statements

A. Statement of Income (1) (2) (3) (000 omitted)

                                                Three Months Ended               Six Months Ended
                                                     June 30                         June 30
                                                1997          1996              1997          1996
                                             ---------     ---------         ---------     ---------
1. Revenues
     a. Sales                                $   2,401     $   1,407         $   4,104     $   2,743
     b. Interest Income                              1             2                 2             3
     c. Other Income                                -             -                 -             -
                                             ---------     ---------         ---------     ---------
                                             $   2,402      $  1,409         $   4,106     $   2,746

2. Cost and Expenses
     a. Cost of Sales                        $   1,594     $     984         $   2,679     $   1,895
     b. Selling, General & Admin                   343           343               653           658
     c. Research & Development                       -             -                 -             8
     d. Interest Expense                            29            38                62            79
                                             ---------     ---------         ---------     ---------

Total Costs and Expenses                     $   1,966     $   1,365         $   3,394     $   2,640
                                             ---------     ---------         ---------     ---------

3. Income (Loss) Before Taxes on Income
     & Extraordinary Items                   $     436     $      44         $     712     $     106

4. Provisions for Taxes on Income                  169             1               278             1
                                             ---------     ---------         ---------     ---------

5. Net Income (Loss)                         $     267     $      43         $     434     $     105
                                             ---------     ---------         ---------     ---------

Net Income (Loss) Per Share                  $     .14     $     .02         $     .22     $     .06

                                             ---------     ---------         ---------     ---------

6. Weighted Average Number of
    Shares Outstanding                       1,948,500     1,905,600         1,948,500     1,905,600

7. Dividends Per Share                              -             -                 -             -

(1)  This Financial Statement is unaudited.

(2) The results for interim periods are not necessarily indicative of results to be expected for the year due to:
     a.  Fluctuations in order receipt and customer delivery.
     b. Fluctuations in yield in manufacturing processes may cause fluctuations in operating results for interim periods.

(3) In the opinion of management, all adjustments have been made which are necessary to reflect a fair statement of the results for the three and six months ended June 30, 1997 and June 30, 1996. All such adjustments are of a normal and recurring nature.

                               ISOMET CORPORATION
                              Financial Statements
                       B. Balance Sheet (1) (000 omitted)

                                                   June 30   Decmeber 31
                                                     1997        1996
                                                   --------  ------------
Current Assets

     Cash and Equivalent                           $   338       $   201
     Accounts Receivable Net                         1,531         1,517
     Other Current Assets                              482           385
     Inventories (2)                                 3,620         3,730
                                                   -------       -------
                                                   $ 5,971       $ 5,833
                                                   -------       -------

Property and Equipment at Cost                     $ 2,558       $ 2,561
     Less Accumulated Depreciation                  (2,279)       (2,245)
                                                   -------       -------
                                                   $   279       $   316
                                                   -------       -------

Other Assets                                       $    52       $    52
                                                   -------       -------
                                                   $ 6,302       $ 6,201
                                                   -------       -------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
     Accounts Payable                              $   495       $   678
     Accrued Liabilities                               546           736
     Notes Payable to Banks                          1,126           324
     Notes Payable to Others                             -             -
                                                   -------       -------
                                                   $ 2,167       $ 1,738
                                                   -------       -------

Long Term Liabilities                              $    11       $   876
                                                   -------       -------
Minority Interest in Consolidated Subsidiary       $     -       $     -
                                                   -------       -------

Stockholders' Equity (Deficit (3))
     Common Stock Par Value $1 Per Share:
     Authorized 2,500,000 Shares; Issued
     and Outstanding:                              $ 1,906       $ 1,906
     Capital Contributed in Excess of Par Value      4,221         4,221
     Unamortized Deferred Compensation                 (29)          (65)
     Accumulated Deficit                            (2,066)       (2,501)
     Foreign Exchange Adjustment                        92            26
                                                   -------       -------
                                                   $ 4,124       $ 3,587
                                                   -------       -------
                                                   $ 6,302       $ 6,201
                                                   -------       -------

(1)  Unaudited. Subject to Year-End Adjustments
(2)  Inventory Breakdown
         Parts and Raw Material                     $1,715        $1,175
         Work in Process                             1,452         2,083
         Finished Goods                                453           472
                                                   -------       -------
                                                   $ 3,620       $ 3,730
                                                   -------       -------
(3)  The number of shares of common stock
     reserved for issuance upon the exercise of
     options granted or to be granted:             247,500       254,500

                               ISOMET CORPORATION
                              Financial Statements

                           B. Statement of Cash Flows
                            Six Months Ended June 30
                                 (000 omitted)

                                                         1997         1996
                                                       --------     --------
Cash Flows From Operating Activities
     Net Income (Loss)                                   $ 435       $ 105

Adjustments to Reconcile Net Income (Loss) to Net
Cash Provided by Operating Activities
     Depreciation and Amortization                       $  34       $  45
     Amortization of Deferred Compensation                  36          16
     Changes in Assets and Liabilities
     (Increase) Decrease in Accounts Receivable            (50)         (8)
     (Increase) Decrease in Other Current Assets           (61)        (40)
     (Increase) Decrease in Inventories                    110         (66)
     Increase (Decrease) in Accounts Payable              (183)         92
     Increase (Decrease) in Accrued Liabilities            210          53
     (Increase) Decrease in Deposits                      (399)          5
                                                         -----       -----

     Total Adjustments                                   $(303)      $  97
                                                         -----       -----

     Net Cash Provided (Used) by Operating Activities    $ 132       $ 202
                                                         -----       -----

Cash Flows from Investing Activities
     Proceeds from Disposal of Subsidiary                $   -       $   -
     Purchase of Property and Equipment                      3         (10)
     Proceeds from Sale of Property and Equipment            -           -
                                                         -----       -----
     Net Cash (Used) by Investing Activities             $   3       $ (10)
                                                         -----       -----

Cash Flows From Financing Activities
     Proceeds of Long-Term Debt and Notes Payable        $   3       $  48
     Principal Payments Under Long Term Debt and
      Notes Payable                                        (60)       (150)
                                                         -----       -----

     Net Cash Provided (Used) by Financing Activities    $ (57)      $(102)
                                                         -----       -----

     Effect of Exchange Rate Changes on Cash             $  59       $ (45)
                                                         -----       -----

     Net Increase (Decrease) in Cash                     $ 137       $  45
                                                         -----       -----

Cash at Beginning of Year                                $ 201       $  86
                                                         -----       -----
Cash at June 30                                          $ 338       $ 131
                                                         -----       -----

Supplemental Disclosures of Cash Flow Information
     Cash Paid During the Year for:

     Interest                                            $  62       $  79
                                                         -----       -----
     Income Taxes                                        $   4       $   -
                                                         -----       -----

                               ISOMET CORPORATION
                               ------------------

         Item 2:  Management's Analysis of Quarterly Income Statements
         -------------------------------------------------------------


  Revenue for the second quarter of 1997 totaled $2,402,000, compared to $1,409,000 in the same period of 1996. This major increase is due, primarily, to scheduled deliveries of laser plotters to Polaroid Corporation pursuant to a supply agreement the Company has with this customer.

  For the six months ended June 30, 1997, revenue was $4,106,000, compared to $2,746,000 in 1996. This increase of $1,360,000 is also due, primarily, to deliveries against the Polaroid contract.

  Net profit for the current quarter of $267,000 or $.14 per share compares to $43,000 or $.02 per share in the second quarter of 1996. For the six months ended June 30, 1997, net profit was $434,000 or $.22 per share (vs.) $105,000 or $.06 per share last year. The significant improvement in net income in 1997 of $329,000 for the first six months is primarily attributable to higher gross profits from the increased revenue. The major elements that contributed to the net income increase are as follows:

     Increased Gross Profit             $577,000
     Decreased Period Costs               30,000
     Increased Income Tax & Other       (278,000)
                                        --------
                                        $329,000

  New orders totaled $1,383,000 for the quarter and $2,945,000 for the current six month period, compared to $1,153,000 and $2,436,000 respectively last year. Unfilled orders on June 30, 1997 totaled $3,294,000, compared to $5,619,000 on the same date last year and $4,549,000 on December 31, 1996.

  Effective April 1, 1997, the Company's loan agreement with NationsBank was renewed through April 1, 1998, with a faixed principal repayment schedule of $20,000 per month. During the period from July 1, 1997 - June 30, 1998, the Company expects to generate sufficient cash flow from operations to meet its liquidity needs and to renew its existing loan agreement in April, 1998.

  As of June 30, 1997, the Company has no material committments for capital expenditures and accordingly, no funds from sources other than internally generated funds are considered necessary over the next twelve months.

                               ISOMET CORPORATION
                               ------------------

                           Part 11: Other Information



     1.  Legal Proceedings

           None

     2.  Change in Securities

           None

     3.  Defaults Upon Senior Securities

           None

     4.  Submission of Matters to a Vote of Security Holders

           At the Company's May 29, 1997 Annual Meeting of Shareholders, the following directors were elected:

                 Leon Bademian
                 Lee R. Marks
                 Thomas P. Meloy, Jr.
                 Jerry W. Rayburn
                 Henry Zenzie

     5.  Other Information

           None

     6.  Exhibits and Reports on Form 8K

           a.  Exhibits - 27 - Financial Data Schedule for quarter ended
                               June 30, 1997.

           b. No reports on Form 8K have been filed by the Registrant during the quarter ended June 30, 1997.

                               ISOMET CORPORATION

                                   Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        ISOMET CORPORATION



                                        ------------------------
                                        Registrant



                                        By: /s/ Jerry W. Rayburn
                                           ---------------------
                                           Jerry W. Rayburn
                                           Executive Vice President
                                           Finance and Treasurer


Date: August 13, 1997
     ---------------------------