Form 10-Q
period 1997-09-30
ISOMET CORP
filed 1997-11-12
CIK 52708

                      SECURITIES AND EXCHANAGE COMMISSION
                             Washington, DC  20549


                                  FORM 10-QSB


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                     For Quarter Ended September 30, 1997

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


          Common Shares Outstanding on September 30, 1997: 1,909,090



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.

       [X] Yes     [_] No

                              ISOMET CORPORATION
                         Part 1: Financial Information
                         -----------------------------
                         Item 2: Financial Statements
                         ----------------------------


A. Statement of Income (1)(2)(3)(000 omitted)

                                       Three Months Ended           Nine Months Ended
                                          September 30                 September 30
                                        1997        1996          1997            1996
                                     ----------  -----------  ------------  -----------------
1. Revenues
     a. Sales                        $    1,859  $    1,167     $    5,962         $    3,910
     b. Interest Income                       1           1              3                  3
     c. Other Income                          4           -              5                  -
                                     ----------  ----------     ----------         ----------
                                     $    1,864  $    1,168     $    5,970         $    3,913
                                     ----------  ----------     ----------         ----------

2. Cost and Expenses
     a. Cost of Sales                $    1,215  $      870     $    3,893         $    2,765
     b. Selling, General & Admin            294         304            947                961
     c. Research & Development                -           -              -                  8
     d. Interest Expense                     29          38             91                117
                                     ----------  ----------     ----------         ----------

Total Cost and Expenses              $    1,538  $    1,212     $    4,931         $    3,851
                                     ----------  ----------     ----------         ----------

3. Income (Loss) Before Taxes
     on Income                       $      326  $      (44)    $    1,039         $       62

4. Provisions for Taxes on Income           127           1            405                  2
                                     ----------  ----------     ----------         ----------

5. Net Income (Loss)                 $      199  $      (45)    $      634         $       60
                                     ----------  ----------     ----------         ----------

Net Income (Loss) Per Share          $      .10  $     (.02)    $      .32         $      .03
                                     ----------  ----------     ----------         ----------

6. Number of Shares of Common
    Stock & Equiv. Outstanding        1,972,900   1,905,600      1,972,900          1,905,600

7. Dividends Per Share                        -           -              -                  -

(1)  This Financial Statement is unaudited.
(2) The results for interim periods are not necessarily indicative of results to be expected for the year due to:
     a. Fluctuations in order receipt and customer delivery.
     b. Fluctuations in yield in manufacturing processes may cause fluctuations in operating results for interim periods.
(3) In the opinion of management, all adjustments have been made which are necessary to reflect a fair statement of the results for the three and nine months ended September 30, 1997 and September 30, 1996. All such adjustments are of a normal and recurring nature.

                               ISOMET CORPORATION
                              Financial Statements
                       B. Balance Sheet (1)(000 omitted)

                                                     September 30       December 31
                                                         1997               1996
                                                  --------------------  ------------
Current Assets
     Cash and Equivalent                                     $    991      $    201
     Accounts Receivable, Net                                     890         1,517
     Other Current Assets                                         456           385
     Inventories (2)                                            3,669         3,730
                                                             --------      --------
                                                             $  6,006      $  5,833
                                                             --------      --------

Property and Equipment at Cost                               $  2,556      $  2,561
Less Accumulated Depreciation                                  (2,281)       (2,245)
                                                             --------      --------
                                                             $    275      $    316
                                                             --------      --------

Other Assets                                                 $     52      $     52
                                                             --------      --------
                                                             $  6,333      $  6,201
                                                             --------      --------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
     Accounts Payable                                        $    335      $    678
     Accrued Liabilities                                          623           280
     Notes Payable to Banks                                     1,024           324
     Notes Payable to Others                                        -             -
     Deposits                                                      33           456
                                                             --------      --------
                                                             $  2,015      $  1,738
                                                             --------      --------

Long Term Liabilities                                        $     11      $    876
                                                             --------      --------
Minority Interest in Colsolidated
     Subsidiary                                              $      -      $      -
                                                             --------      --------
Stockholders' Equity (Deficit (3))
Common Stock Par Value $1 Per
     Share: Authorized 2,500,000
     Shares; Issued and Outstanding:                         $  1,909      $  1,906
     Capital Contributed in Excess
          of Par Value                                          4,223         4,221
     Unamortized Deferred Compensation                            (29)          (65)
     Accumulated Deficit                                       (1,867)       (2,501)
     Foreign Exchange Adjustment                                   71            26
                                                             --------      --------
                                                             $  4,307      $  3,587
                                                             --------      --------
                                                             $  6,333      $  6,201
                                                             --------      --------
(1)  Unaudited.  Subject to Year-End
     Adjustments
(2)  Inventory Breakdown
          Parts and Raw Material                             $  1,500      $  1,175
          Work in Process                                       1,626         2,083
          Finished Goods                                          543           472
                                                             --------      --------
                                                             $  3,669      $  3,730
                                                             --------      --------
(3)  The number of shares of common
     stock reserved for issuance upon
     the exercise of options granted
     or to be granted.                                        244,000       254,500

                               ISOMET CORPORATION
                              Financial Statements
                           C. Statement of Cash Flows
                         Nine Months Ended September 30

                                                                (000 omitted)
                                                      1997     1996
                                                     -----    -----
Cash Flow From Operating Activities
     Net Income (Loss)                               $ 634    $  60

Adjustment to Reconcile Net Income (Loss)
to Net Cash Provided by Operating Activities
     Depreciation and Amortization                   $  36    $  67
     Amortization of Deferred Compensation              36       28
     Changes in Assets & Liabilities:
     (Increase) Decrease in Accts Receivable           627        7
     (Increase) Decrease in Other Current Assets       (71)      (4)
     (Increase) Decrease in Inventories                 61     (390)
     Increase (Decrease) in Accts Payable             (343)     194
     Increase (Decrease) in Accrued Liabilities        343      153
     Increase (Decrease) in Deposits                  (423)       6
                                                     -----    -----

Total Adjustments:                                   $ 266    $  61
                                                     -----    -----

Net Cash Provided (Used) by Oper Activities          $ 900    $ 121
                                                     -----    -----

Cash Flows from Investing Activities:
     Purchase of Property and Equipment              $   5    $ (11)
     Proceeds from Sale of Property and Equip            -        -
                                                     -----    -----
     Net Cash (Used) by Investing Activities         $   5    $ (11)
                                                     -----    -----

Cash Flows from Financing Activities:
     Exercise of Stock Option                        $   5    $   -
     Proceeds of Long-Term Debt/Notes Payable           16       61
     Principal Payments Under Long Term Debt
          and Notes Payable                           (181)    (218)
                                                     -----    -----

     Net Cash Provided (Used) by Financing
          Activities                                 $(160)   $(157)
                                                     -----    -----
     Effect of Exchange Rate on Changes in Cash      $  45    $ (28)
                                                     -----    -----

Net Increase (Decrease) in Cash                      $ 790    $ (75)
                                                     -----    -----

Cash at Beginning of Year                            $ 201    $  86
                                                     -----    -----
Cash at September 30                                 $ 991    $  11
                                                     -----    -----

Supplemental Disclosures of Cash Flow Info
     Cash Paid During the Year for:
          Interest                                   $  91    $ 117
                                                     -----    -----
          Income Taxes                               $   4    $   -
                                                     -----    -----

                              ISOMET CORPORATION
                              ------------------

         ITEM 2:  MANAGEMENT'S ANALYSIS OF QUARTERLY INCOME STATEMENTS
         -------------------------------------------------------------


     Revenue for the third quarter of 1997 totaled $1,864,000, an increase of approximately $700,000 over the level in the same 1996 period. The increase is due to increased deliveries of laser plotters and other system products totaling approximately $640,000, as well as higher component shipments of about $60,000.

     For the nine months ending September 30, 1997, revenue of $5,970,000 is a $2,057,0000 increase over the same period of 1996. Laser plotter and other system product shipments account for most of this nine month 53% increase.

     For the current year third quarter net earnings totaled $199,000 or $.10 per share (vs.) a net loss of $(45,000) or $(.02) per share last year. Net earnings for the nine months ended September 30, 1997 of $634,000 or $.32 per share exceeded last years results of $60,000 or $.03 per share. Major factors in the current year net earnings improvement are as follows:

     Increased Gross Profit:            $ 924,000
     Decreased Period Costs:               48,000
     Increased Income Tax and Other:     (398,000)
                                        ---------
     Net Income Increase:               $ 574,000

     New orders totaled $2,850,000 for the quarter and $5,795,000 for the current nine month period, compared to $987,000 and $3,423,000 respectively, last year. Unfilled orders on September 30, 1997 totaled $4,260,000, compared to $5,333,000 on the same date last year and $4,549,000 on December 31, 1996.

     Effective April 1, 1997, the Company's loan agreement with NationsBank was renewed through April 1, 1998, with a fixed principal repayment schedule of $20,000 per month. During the period from October 1, 1997 - September 30, 1998, the Company expects to generate sufficent cash flow from operations to meet its liquidity needs and to renew its existing loan agreement in April, 1998.

     As of September 30, 1997, the Company has no material commitments for capital expenditures and accordingly, no funds from sources other than internally generated funds are considered necessary over the next twelve (12) months.

                              ISOMET CORPORATION
                              ------------------

                          Part II: Other Information


1.  Legal Proceedings

     None

2.  Change in Securities

     None

3.  Defaults Upon Senior Securities

     None

4.  Submission of Matters to a Vote of Security Holders

     None

5.  Other Information

     None

6.  Exhibits and Reports on Form 8K

     a. Exhibits - 27 - Financial Data Schedule for quarter ended September 30, 1997.

     b. No reports on Form 8K have been filed by the Registrant during the quarter ended September 30, 1997.

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


Date: 11/12/97
     ----------