Form 10KSB40
period 1997-12-31
ISOMET CORP
filed 1998-03-30
CIK 52708

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-KSB


               Annual Report Pursuant to Section 13 or 15 (d) of
                      The Securities Exchange Act of 1934

For Fiscal Year Ended                             Commission File Number
December 31, 1997                                       0-4671

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

                          Common Stock Par Value $1.00

             1,909,090 Shares Were Outstanding on January 31, 1998

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation SB is not contained herein and will not be contained, to the best of registrant knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

On January 31, 1998 the approximate aggregate market value of the voting stock held by non-affiliates of the Company was $6,019,000.

                   DOCUMENTS INCORPORATED HEREIN BY REFERENCE
                   ------------------------------------------



     Portions of the Company's Annual Report to Stockholders for fiscal year 1997 are incorporated by reference into Part II of this Form 10-KSB and portions of the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 28, 1998, are incorporated by reference into Part III of this Form 10-KSB.

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

     (b) Financial Information About Industry Segments
         ---------------------------------------------

     See Note 10 (Segment Information) of the Notes to the Consolidated Financial Statements.

     (c) Narrative Description of Business/Business Done and Intended
         ------------------------------------------------------------
     to be Done
     ----------

     (1) Principal Products and Services

     (a)  Principal Products

     Isomet's acousto-optic line is comprised of laser control devices and systems for applications that make use of lasers to process or communicate information through various forms of recorded images. Acousto-optics is the interaction between light and sound within a crystalline material that can be used to manipulate laser light for practical purposes. Acousto-optic technology is an essential element of image processing systems such as laser printers, laser film recorders phototypesetters and laser-based inspection systems.

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

     The following table shows for each of the last three fiscal years the approximate amount of total revenue attributable to the Company's commercial product lines and Government contracts:

Revenue - Sales                       1997        1996        1995
---------------------------------  ----------  ----------  ----------

Acousto-Optic Laser Components
     and Graphic Arts Equipment    $8,622,544  $5,754,818  $4,725,386
Government Agencies                    10,075      42,970      63,575
                                   ----------  ----------  ----------

Total:                             $8,632,619  $5,797,788  $4,788,961

     (b)  Method of Distribution
          ----------------------

     The Company distributes its products domestically through its own salesmen and value-added resellers and to foreign customers primarily through independent agents or through its foreign subsidiary.

     (2)  New Products
          ------------

     Product enhancement effort during 1997 was directed primarily to hardware and software upgrades for existing products and new acousto-optic device designs.

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

     (6) Practices Re Certain Working Capital Items
         ------------------------------------------

     None

     (7)  Customers
          ---------

     In 1997, of $8,632,619 in total sales, one customer accounted for $3,083,799 or approximately 36% and another customer accounted for $1,415,206 or 16%. In 1996, of $5,797,788 in total sales, one customer accounted for $878,400 or approximately 15%.

     (8)  Backlog
          -------

     Backlog of orders believed to be firm was $3,451,000 as of December 31, 1997 and $4,549,000 as of December 31, 1996. It is expected that all of the backlog orders will be filled during fiscal years 1998 and 1999.

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

     (11)  Research and Development
           ------------------------

     The following amounts were expended for Company sponsored research and development for the fiscal years indicated:

     1997      $     -0-
     1996      $  37,736
     1995      $  60,846

     (12) Compliance with Environmental Regulations
          -----------------------------------------

     The Company's business is not materially affected by federal, state or local laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.

     (13)  Employees
           ---------

     On December 31, 1997 the Company employed fifty (50) full-time employees, of whom five (5) were employed by the Company's foreign subsidiary.

     (d) Financial Information About Foreign and Domestic Operations and
         ---------------------------------------------------------------
     Export Sales
     ------------

     See Note 10 (Segment Information) of the Notes to the Consolidated Financial Statements.

ITEM II  PROPERTIES

     The Company leases 19,724 square feet at 5263 Port Royal Road, Springfield, Virginia for corporate offices, manufacturing facilities and engineering laboratories at an annual rental of $186,672, plus adjustments for increases or decreases in real estates taxes and in the cost-of-living index. This lease expires on August 31, 1998 and provides for two successive three year renewal periods at the same terms and conditions as the present lease. Management believes that the facilities are adequate for it's present level of business.

     In the United Kingdom, the Company leases 3,113 square feet for acousto-optic products and scanner marketing and service activities. The annual rental amount is $18,450. The lease expires in April, 2000 and is renewable.

ITEM III  LEGAL PROCEEDINGS

     There are no material legal proceedings pending against the Company.

ITEM IV  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the security holders in the fourth quarter.

                                    PART II

ITEM V  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
        SECURITY HOLDER MATTERS

     Common stock market prices, dividends and related security holder matters set forth in the Company's 1997 Annual Report to stockholders are hereby incorporated by reference.

ITEM VI  SELECTED FINANCIAL DATA

     Selected Financial Data set forth by the Company's 1997 Annual Report to stockholders is hereby incorporated by reference.

ITEM VII  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company's 1997 Annual Report to stockholders is hereby incorporated by reference.

ITEM VIII  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See pages F-1 through F-22  of this Annual Report on Form 10-KSB.

ITEM IX  DISAGREEMENT IN ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has not had any disagreements on accounting or financial disclosure with it's accountants required to be reported hereunder.

                                    PART III

ITEM X  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information called for by this Item is incorporated by reference from the Company's definitive proxy statement for the 1998 Annual Meeting of stockholders.

ITEM XI  MANAGEMENT/RENUMERATION

     The information called for by this Item is incorporated by reference from the Company's definitive proxy statement for the 1998 Annual Meeting of stockholders.

ITEM X11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The information called for by this Item is incorporated by reference from the Company's definitive proxy statement for the 1998 Annual Meeting of stockholders.

ITEM XIII  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this Item is incorporated by reference from the Company's definitive proxy statement for the 1998 Annual Meeting of stockholders.


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

     (3)  Reports on Form 8-K
          -------------------

     No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1997.

                                   SIGNATURES


     Pursuant to the requirement of The Securities and Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on it's behalf by the undersigned thereunto duly authorized.



     _________________________
     ISOMET CORPORATION
     (Registrant)



Date:     March 27, 1998        By:  /S/ Jerry W. Rayburn
     -------------------           ----------------------
                                   Jerry W. Rayburn
                                   Executive Vice President, Finance
                                   and Treasurer and Director



     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 27th day of March 1998.



/S/  Henry Zenzie    /S/  Leon Bademian  /S/  Lee R. Marks
-------------------  ------------------  -----------------
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

                      ISOMET CORPORATION AND SUBSIDIARIES
                               TABLE OF CONTENTS

          TITLE                                          PAGE
          -----                                          ----
INDEPENDENT AUDITOR'S REPORT............................  F-2

AUDITED FINANCIAL STATEMENTS

 CONSOLIDATED BALANCE SHEETS......................... F-3 - 4

 CONSOLIDATED STATEMENTS OF INCOME......................  F-5

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME........  F-6

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY........  F-7

 CONSOLIDATED STATEMENTS OF CASH FLOWS..............  F-8 - 9

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.......  F-10 - 22

                          Independent Auditor's Report
                          ----------------------------

To the Stockholders and Board of Directors
ISOMET CORPORATION
Springfield, Virginia


We have audited the accompanying Consolidated Balance Sheets of ISOMET CORPORATION AND SUBSIDIARIES as of December 31, 1997 and 1996, and the related Consolidated Statements of Income, Comprehensive Income, Stockholders' Equity and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ISOMET CORPORATION AND SUBSIDIARIES as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


ARONSON, FETRIDGE & WEIGLE


Rockville, Maryland
March 6, 1998

                      ISOMET CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                                     ASSETS

                                                       1997          1996
                                                   ------------  ------------
CURRENT ASSETS
   Cash and cash equivalents                       $ 1,534,380   $   200,902
   Accounts and notes receivable (Note 5)
       Trade                                         1,487,796     1,478,776
       Other                                            36,200        38,567
   Precious metals                                     186,283       199,126
   Inventories (Notes 3 and 5)                       3,381,171     3,729,694
   Prepaid expenses and other                           43,464        24,601
   Deferred income tax asset, net (Note 7)             189,566       161,487
                                                   -----------   -----------

          Total current assets                       6,858,860     5,833,153
                                                   -----------   -----------

PROPERTY AND EQUIPMENT, AT COST (NOTES 4 AND 5)      2,541,334     2,561,271
   Accumulated depreciation and amortization        (2,263,966)   (2,245,437)
                                                   -----------   -----------

          Net property and equipment                   277,368       315,834
                                                   -----------   -----------

OTHER ASSETS
   Notes receivable - officers (Note 2)                 45,000        45,000
   Deposits and other                                    7,357         7,357
                                                   -----------   -----------

          Total other assets                            52,357        52,357
                                                   -----------   -----------


TOTAL ASSETS                                       $ 7,188,585   $ 6,201,344
                                                   ===========   ===========

Refer to Notes to Consolidated Financial Statements and accompanying Independent Auditor's Report.

                      ISOMET CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                             1997          1996
                                                                         ------------  ------------
CURRENT LIABILITIES
   Notes payable (Note 5)                                                $   364,336   $   324,450
   Accounts payable                                                          316,422       678,063
   Accrued liabilities (Note 6)                                              218,231       273,719
   Income taxes payable                                                      686,958         5,880
   Deferred revenue                                                           10,000       456,000
                                                                         -----------   -----------

          Total current liabilities                                        1,595,947     1,738,112
                                                                         -----------   -----------

LONG-TERM LIABILITIES
   Deferred rent payable                                                       4,378        10,947
   Notes payable, net of current portion (Note 5)                            633,121       864,716
                                                                         -----------   -----------

          Total long-term liabilities                                        637,499       875,663
                                                                         -----------   -----------

          Total liabilities                                                2,233,446     2,613,775
                                                                         -----------   -----------

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS' EQUITY (NOTE 9)
   Common stock, par value $1 per share; 2,500,000 shares authorized,
    1,909,090 and 1,905,590 shares issued and outstanding in 1997 and
    1996, respectively                                                     1,909,090     1,905,590


   Capital contributed in excess of par value                              4,223,003     4,221,183
   Accumulated deficit                                                    (1,169,991)   (2,500,659)
   Accumulated other comprehensive income:
       Unamortized deferred compensation from stock options                  (32,500)      (65,266)
       Foreign currency translation adjustment                                25,537        26,721
                                                                         -----------   -----------

          Total stockholders' equity                                       4,955,139     3,587,569
                                                                         -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 7,188,585   $ 6,201,344
                                                                         ===========   ===========

Refer to Notes to Consolidated Financial Statements and accompanying Independent Auditor's Report.

                      ISOMET CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                                                     1997          1996
                                                                                                 ------------  ------------
REVENUE
   Sales                                                                                          $8,632,619    $5,797,788
   Interest income and other                                                                          20,410         6,257
                                                                                                  ----------    ----------

          Total revenue                                                                            8,653,029     5,804,045
                                                                                                  ----------    ----------
EXPENSES (NOTES 4, 8 AND 11)
   Cost of sales                                                                                   5,272,730     3,731,674
   Selling expenses                                                                                  302,192       323,153
   General and administrative                                                                        965,486       942,274
   Product development                                                                                     -        37,736
   Interest expense                                                                                  118,726       151,815
                                                                                                  ----------    ----------

          Total expenses                                                                           6,659,134     5,186,652
                                                                                                  ----------    ----------

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                                                   1,993,895       617,393

INCOME TAX (EXPENSE) BENEFIT (NOTE 7)                                                               (663,227)       68,135
                                                                                                  ----------    ----------

INCOME BEFORE MINORITY INTEREST                                                                    1,330,668       685,528

MINORITY INTEREST IN EARNINGS OF CONSOLIDATED SUBSIDIARY                                                   -        (3,809)
                                                                                                 -----------    ----------

NET INCOME                                                                                        $1,330,668    $  681,719
                                                                                                  ==========    ==========

BASIC NET INCOME PER SHARE (NOTE 12)
   Weighted average number shares of common stock outstanding                                      1,906,757     1,905,590
                                                                                                  ==========    ==========
   Basic net income per share                                                                     $      .70    $      .36
                                                                                                  ==========    ==========

DILUTED INCOME PER SHARE (NOTE 12)
   Weighted average number of shares of common stock and common stock equivalents outstanding      1,971,309     1,948,529
                                                                                                  ==========    ==========

   Diluted net income per share                                                                   $      .68    $      .35
                                                                                                  ==========    ==========

Refer to Notes to Consolidated Financial Statements and accompanying Independent Auditor's Report.

                      ISOMET CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                   1997         1996
                                                               ------------  ----------
NET INCOME                                                      $1,330,668    $681,719
                                                                ----------    --------

OTHER COMPREHENSIVE INCOME
   Amortization of deferred compensation from stock options         32,766      36,220
   Foreign currency translation adjustment                          (1,184)    (31,387)
                                                                ----------    --------

       Other comprehensive income                                   31,502       4,833
                                                                ----------    --------

COMPREHENSIVE INCOME                                            $1,362,170    $686,552
                                                                ==========    ========

Refer to Notes to Consolidated Financial Statements and accompanying Independent Auditor's Report.

                      ISOMET CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                           1997          1996
                                                                       ------------  ------------
COMMON STOCK
   Shares issued and outstanding, beginning of year                      1,905,590     1,905,590
   Shares issued - exercise of incentive stock options                       3,500             -
                                                                       -----------   -----------

   Shares issued and outstanding, end of year                            1,909,090     1,905,590
                                                                       ===========   ===========

   Amount issued and outstanding at $1 par value, beginning of year    $ 1,905,590   $ 1,905,590
   Amount issued - exercise of incentive stock options                       3,500             -
                                                                       -----------   -----------

   Amount issued and outstanding at $1 par value, end of year            1,909,090     1,905,590
                                                                       -----------   -----------

CAPITAL CONTRIBUTED IN EXCESS OF PAR VALUE
   Balance, beginning of year                                            4,221,183     4,221,183
   Capital contributed - exercise of incentive stock options                 1,820             -
                                                                       -----------   -----------

   Balance, end of year                                                  4,223,003     4,221,183
                                                                       -----------   -----------
ACCUMULATED DEFICIT
   Balance, beginning of year                                           (2,500,659)   (3,182,378)
   Net income                                                            1,330,668       681,719
                                                                       -----------   -----------

          Balance, end of year                                          (1,169,991)   (2,500,659)
                                                                       -----------   -----------

UNAMORTIZED DEFERRED COMPENSATION FROM STOCK OPTIONS (NOTE 9)
       Balance, beginning of year                                          (65,266)     (101,486)
       Amortization of deferred compensation                                32,766        36,220
                                                                       -----------   -----------

          Balance, end of  year                                            (32,500)      (65,266)
                                                                       -----------   -----------

FOREIGN CURRENCY TRANSLATION ADJUSTMENT
   Balance, beginning of year                                               26,721        58,108
   Foreign currency translation adjustment                                  (1,184)      (31,387)
                                                                       -----------   -----------

          Balance, end of year                                              25,537        26,721
                                                                       -----------   -----------

TOTAL STOCKHOLDERS' EQUITY                                             $ 4,955,139   $ 3,587,569
                                                                       ===========   ===========

Refer to Notes to Consolidated Financial Statements and accompanying Independent Auditor's Report.

                      ISOMET CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                                           1997         1996
                                                                                       ------------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                           $1,330,668   $ 681,719
   Adjustments to reconcile net income to net cash provided by operating activities
          Depreciation and amortization                                                     92,933     124,334
          Bad debt on note receivable                                                            -      30,641
          Loss on disposal of property and equipment                                         3,123           -
          Minority interest in earnings of subsidiary                                            -      (3,809)
          Amortization of deferred compensation                                             32,766      36,220
          (Increase) decrease in:
              Accounts, notes and other receivables                                         (6,653)   (645,154)
              Precious metals                                                               12,843        (612)
              Inventories                                                                  348,523    (480,268)
              Prepaid expenses and other assets                                            (18,863)     16,573
              Deferred income tax asset                                                    (28,079)    (74,015)
          Increase (decrease) in
              Accounts payable                                                            (361,641)    375,246
              Accrued liabilities                                                          (55,488)    (37,842)
              Income taxes payable                                                         681,078       5,880
              Deferred revenue                                                            (446,000)    456,000
              Deferred rent payable                                                         (6,569)     (6,570)
                                                                                        ----------   ---------
                 Net cash provided by operating activities                               1,578,641     478,343
                                                                                        ----------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                                      (57,590)    (66,492)
                                                                                        ----------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Repayments of debt                                                                     (242,566)   (265,103)
   Proceeds from notes payable                                                              50,857           -
   Proceeds from exercise of incentive stock options                                         5,320           -
                                                                                        ----------   ---------
                 Net cash used in financing activities                                    (186,389)   (265,103)
                                                                                        ----------   ---------

                 Effect of exchange rate changes on cash                                    (1,184)    (31,387)
                                                                                        ----------   ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                1,333,478     115,361

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                               200,902      85,541
                                                                                        ----------   ---------

CASH AND CASH EQUIVALENTS, END OF YEAR                                                  $1,534,380   $ 200,902
                                                                                        ==========   =========

Refer to Notes to Consolidated Financial Statements and accompanying Independent Auditor's Report.

                      ISOMET CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                       1997       1996
                                                     ---------  ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid for interest                             $118,726   $151,815
                                                      ========   ========

   Cash paid for income taxes                         $ 10,228   $      -
                                                      ========   ========

Refer to Notes to Consolidated Financial Statements and accompanying Independent Auditor's Report.

                      ISOMET CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

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

(E)  Property and equipment

   Depreciation and amortization of property and equipment is recorded using the straight-line method over estimated useful lives as follows:

                                                                              YEARS
                                                                       -----------------------
   Plant equipment, including leased equipment under capital
     leases                                                                               5-15
   Furniture                                                                              5-10
   Transportation equipment                                                                3-5
   Leasehold improvements                                              Remaining term of lease

                      ISOMET CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(F)  Foreign currency translation

   The assets and liabilities of the Company's foreign operations are translated at rates of exchange in effect at year end, and revenue, expenses, gains and losses are translated at the average rates of exchange for the year. Gains and losses resulting from translation are accumulated as a separate component of stockholders' equity until the foreign entity is sold or liquidated.

(G)  Income per share of common stock

   In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS
                                                     ------------------
No. 128). This statement establishes standards for computing and presenting earnings per share. In accordance with this statement, basic net income per share of common stock has been computed on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share of common stock has been computed on the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The diluted net income per share in 1997 and 1996 includes stock options as common stock equivalents.

   The Company adopted this statement for the year ended December 31, 1997. The net income per share information for the year ended December 31, 1996 has been restated for comparative purposes.

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

                      ISOMET CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

(K)  Comprehensive income

   In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income.
                                               ------------------------------
This statement establishes standards for the reporting and display of comprehensive income and its components in the financial statements. In accordance with the provisions of this statement, the Company has included a separate Consolidated Statement of Comprehensive Income in the accompanying financial statements. Comprehensive Income for the year ended December 31, 1996, has been presented for comparative purposes.


NOTE 2 - NOTES RECEIVABLE - OFFICERS

     The Company holds unsecured notes receivable from certain officers of the Company in the amount of $45,000, bearing interest at 6%. The notes are classified as non-current since, historically, management has not required repayment within the next year.

NOTE 3 - INVENTORIES

     Inventories are summarized as follows:

                                1997         1996
                             -----------  -----------

          Parts               $  684,080   $1,174,808
          Work-in-process      2,226,354    2,082,548
          Finished goods         470,737      472,338
                              ----------   ----------

            Total             $3,381,171   $3,729,694
                              ==========   ==========

                      ISOMET CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

NOTE 4 - PROPERTY AND EQUIPMENT

     The following is a summary of property and equipment

                                                     1997                       1996
                                           -------------------------  -------------------------
                                                        Accumulated                Accumulated
                                                        Depreciation               Depreciation
                                                            and                        and
                                              Cost      Amortization     Cost      Amortization
                                           -----------  ------------  -----------  ------------
   Plant equipment                          $2,038,728    $1,827,731   $2,047,599    $1,809,288
   Furniture                                   266,005       224,160      262,688       207,066
   Transportation equipment                     44,062        21,142       39,887        25,022
   Leasehold improvements                      192,539       190,933      193,484       189,584
   Leased equipment under capital lease              -             -       17,613        14,477
                                            ----------    ----------   ----------    ----------

                                            $2,541,334    $2,263,966   $2,561,271    $2,245,437
                                            ==========    ==========   ==========    ==========

     Depreciation and amortization of property and equipment charged to operations amounted to $92,933 and $124,334 in 1997 and 1996, respectively.

NOTE 5 - NOTES PAYABLE

     Notes payable consist of:

                                                                                        1997        1996
                                                                                      ---------  ----------
          NationsBank - Revolving Credit Facility, with interest
            payable monthly at the Bank's prime plus 2%.  The rate
            in effect on December 31, 1997 was 10.5%.  The loan is
            due on April 1, 1998, and is payable in monthly
            installments of $12,000 plus interest.  The collateral
            for this loan is a blanket lien on all assets.                             $641,604    $786,000

          NationsBank - Loan with interest due at the Bank's prime
            plus 2%.  The rate at December 31, 1997 was 10.5%.  The
            loan is due on April 1, 1998, and is payable in monthly
            installments of $8,000 plus interest.  The collateral for
            this loan is a blanket lien on all assets.                                  222,497     318,716


                      ISOMET CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

NOTE 5 - NOTES PAYABLE (CONTINUED)

                                                                                        1997        1996
                                                                                      ---------  -----------
          Lloyds Bank, United Kingdom - Overdraft line of credit with interest payable monthly at 4% above the United Kingdom Bank
            Base Rate.  The rate in effect at December 31, 1997 was 11.25%.
            Collateral for this loan is a blanket lien on the assets of
            Isomet (UK) Limited, a majority-owned subsidiary, and has a maximum borrowing base of 75,000 pounds sterling (approximately
            $123,000 at December 31, 1997)                                             $119,307   $   84,450

          Ford Motor Credit Corp. - Loan with interest payable monthly at
            10.25%.  The loan is due August 28, 2000 and is payable in monthly
            installments of $520.  The collateral for the loan is a truck.               14,049            -
                                                                                       --------   ----------
                                                                                        997,457    1,189,166
          Less:  Current portion                                                        364,336      324,450
                                                                                       --------   ----------
              Total                                                                    $633,121   $  864,716
                                                                                       ========   ==========

     The NationsBank loan agreements contain various covenants as to certain ratios and limits borrowings to amounts outstanding on certain receivables. All loan covenants were met at December 31, 1997.

     While the NationsBank loans are due on April 1, 1998, the bank has proposed to extend its loans with the Company for two years at maturity at the current monthly amortization with a reduction in the interest rate. Assuming curtailments at the current rates and with maturity of the NationsBank notes extended for two years, the future debt maturities are as follows:

                 Year Ending
                 December 31      Amount
                -------------   ---------
                     1998        $364,336
                     1999         245,570
                     2000         387,551
                                 --------

                 Total           $997,457
                                 ========

                      ISOMET CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


NOTE 6 - ACCRUED LIABILITIES

     A summary of accrued liabilities follows:

                                          1997       1996
                                        ---------  ---------
          Salaries and payroll taxes     $  6,391   $ 95,495
          Commissions                       6,185     13,224
          Compensated absences            152,156    117,808
          Warranty service                  1,642          -
          Other                            51,857     47,192
                                         --------   --------

              Total                      $218,231   $273,719
                                         ========   ========

NOTE 7 - INCOME TAXES

     The domestic and foreign components of income before income taxes and minority interest are as follows:

                                                                 1997         1996
                                                              -----------  ----------
          Domestic                                             $1,986,138   $665,540
          Foreign                                                 102,873    (48,147)
                                                               ----------   --------

          Income before income taxes and minority interest     $2,089,011   $617,393
                                                               ==========   ========

     The components of income tax expense (benefit) are as follows:

                                                    1997        1996
                                                 ----------  ----------
          Current
              Domestic                            $691,306    $  5,880
              Foreign                                    -           -
                                                  --------    --------
                 Total                             691,306       5,880
                                                  --------    --------
           Deferred
              Domestic                             (28,079)    (74,015)
              Foreign                                    -           -
                                                  --------    --------
                 Total                             (28,079)    (74,015)
                                                  --------    --------

                 Income tax expense (benefit)     $663,227    $(68,135)
                                                  ========    ========

                      ISOMET CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

NOTE 7 - INCOME TAXES (CONTINUED)

     Significant items attributable to the calculation of the deferred income tax benefit are as follows:

                                                                                              1997        1996
                                                                                           ----------  ----------

          Net operating loss carryforwards                                                 $   6,945   $ 640,663
          Difference in the timing of expenses for tax and financial
            reporting purposes                                                              (256,401)   (286,824)
          General business credits                                                            66,615           -

     A reconciliation of income taxes computed at a combination of statutory Federal and state rates and the effective income tax benefit is as follows:

                                                           1997        1996
                                                        ----------  ----------
          Federal income taxes at statutory rate         $677,924   $ 226,284
          Increases (decreases) in taxes from:
              State income taxes, net                      73,820      26,355
              Change in valuation allowance                     -    (216,312)
              Income tax applicable to UK subsidiary      (60,789)          -
              Difference in expense recognition           (27,728)   (104,462)
                                                         --------   ---------

                 Tax expense (benefit)                   $663,227   $ (68,135)
                                                         ========   =========

     The components of deferred tax asset at December 31, 1997 and 1996 are as follows:

                                                         1997        1996
                                                       ---------  ----------
Deferred tax assets (liabilities)
              Book/tax depreciation differences        $       -   $ (1,652)
              Inventory capitalization adjustment         45,422     36,089
              Other inventory adjustments                 75,920          -
              Vacation pay book/tax difference            57,758     44,720
              Allowance for doubtful accounts                215        215
              Capital loss carryforwards                   8,589      8,589
              Net operating loss carryforwards                 -      2,756
              General business credit carryforwards            -     66,615
              Deferred rent                                1,662      4,155
                                                        --------   --------

                 Total                                  $189,566   $161,487
                                                        ========   ========

                      ISOMET CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


NOTE 7 - INCOME TAXES (CONTINUED)

     The Company has net operating loss carryforwards for tax reporting purposes of approximately 777,400 pounds sterling ($1,277,000) in the United Kingdom. These losses may be carried forward indefinitely. The Company has provided an allowance for 100% of the tax benefit related to this loss because of the uncertainty of realization.


NOTE 8 - COMMITMENTS AND CONTINGENCIES

     The Company leases its plant and office facilities under various long-term operating leases which expire in 1998. The leases require minimum annual rental payments plus additional amounts based upon future increases in property taxes and the consumer price index. The Company has two three-year renewal options under one lease with the same terms.

     Following is a schedule of future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1997:

                        Year Ending
                        December 31    Amount
                       -------------  ---------
                           1998        $142,765
                           1999           2,596
                                       --------

                       Total           $145,361
                                       ========

     Total rent expense for all operating leases amounted to $211,142 and $197,982 in 1997 and 1996, respectively.

     The Company is contingently liable for severance pay under employment agreements with certain officers. Upon involuntary termination, the agreements provide for twelve months compensation based on the salaries in effect at that time, but not less than the salaries in effect on the date of the agreements.

                      ISOMET CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

NOTE 9 - COMMON STOCK

     During 1988, 1989 and 1990, the Company granted options to certain employees to purchase 12,000 shares of the Company's common stock at $1.75 per share. To the extent not previously exercised, options under the agreement expire seven years from the date of issuance. Exercise of the options granted is restricted, therefore, the difference between the option price and the market price at the date the options were granted, if any, is recorded as deferred compensation in stockholders' equity, and is amortized ratably over the seven year life of the options. Options for 7,000 and 2,500 shares expired in 1997 and 1996, respectively. All of the options to purchase shares under the employee grants have expired as of December 31, 1997.

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

     The total amount of deferred compensation amortized to expense during 1997 and 1996 as a result of the 1990 and 1988 options, was $32,766 and $36,220, respectively.

     None of the above described options have been exercised as of December 31, 1997.

     In 1992, the Company adopted a stock option plan covering up to 275,000 shares of the Company's stock, which includes all previously issued options, and has a term of ten years. Isomet's Board of Directors shall determine the number of shares and to whom options are to be granted. Options granted under the plan are exercisable at an exercise price to be determined by the board and terminate ten years from the date said options are granted. At December 31, 1997, there are 97,500 non-qualified options and 39,500 incentive options outstanding under the plan. In 1997, a total of 3,500 incentive options were exercised at a price of $1.52 per share, and 500 incentive options were forfeited. At December 31, 1996, there were 104,500 non-qualified options and 43,500 incentive options outstanding under the plan.

                      ISOMET CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

NOTE 10 - SEGMENT INFORMATION

     The Company's operations are confined to one industry segment. The Company's operations in different geographic areas were as follows:

                                                                  1997          1996
                                                              ------------  ------------
          Sales to unaffiliated customers
              North America                                   $ 6,149,799   $ 3,283,946
              Europe                                            1,632,775     1,580,876
              Far East                                            850,045       932,966
                                                              -----------   -----------
                 Total sales                                    8,632,619     5,797,788

          Transfers between geographic areas
              United States                                     1,193,821     1,233,220
              Europe                                              265,245             -
              Eliminations                                     (1,459,066)   (1,233,220)
                                                              -----------   -----------

                 Total sales                                  $ 8,632,619   $ 5,797,788
                                                              ===========   ===========
          Operating profit (loss)
              United States                                   $ 1,952,482   $   816,239
              United Kingdom                                      160,139       (47,031)
              Eliminations                                              -             -
                                                              -----------   -----------
                 Total operating profit                         2,112,621       769,208
          Interest expense                                        118,726       151,815
                                                              -----------   -----------

          Income before income taxes and minority interest    $ 1,993,895   $   617,393
                                                              ===========   ===========

          Identifiable assets
              United States                                   $ 5,118,658   $ 5,703,161
              United Kingdom                                      915,987       945,336
              Eliminations                                       (425,440)     (693,055)
                                                              -----------   -----------
                 Total identifiable assets                      5,609,205     5,955,442
          General corporate assets                              1,579,380       245,902
                                                              -----------   -----------

              Total assets                                    $ 7,188,585   $ 6,201,344
                                                              ===========   ===========
          Liabilities
              United States                                   $ 1,900,647   $ 2,370,653
              United Kingdom                                    1,150,469     1,338,773
              Eliminations                                       (817,670)   (1,095,651)
                                                              -----------   -----------

                 Total liabilities                            $ 2,233,446   $ 2,613,775
                                                              ===========   ===========

                      ISOMET CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

NOTE 10 - SEGMENT INFORMATION (CONTINUED)

     Transfers between geographic areas are accounted for on a cost plus mark-up basis. Expenses directly identified with an area are used to determine operating profit by geographic areas.

     In 1997, of $8,632,619 in total sales, one customer accounted for $3,083,799, or approximately 36% and another customer accounted for $1,415,206 or 16%. In 1996, of $5,797,788 in total sales, one customer accounted for $878,400, or approximately 15%.

     The Company does not normally require its customers to provide collateral for outstanding balances. During 1997, the Company acquired insurance for accounts receivable collection on its ten largest domestic customers.

     The Company's products are sold principally in North America, Europe and the far east. Accounts and notes receivable from sales in these areas of the world at December 31, 1997 and 1996, were as follows:

                              1997         1996
                           -----------  -----------
          North America     $1,132,623   $  969,594
          Europe               327,225      422,312
          Far East              27,948       86,870
                            ----------   ----------

              Total         $1,487,796   $1,478,776
                            ==========   ==========

     The accounts receivable in North America were due from 42 different unrelated customers, of which two customers accounted for $829,919. The amount due from these customers is expected to be collected in the normal course of business.

     The accounts receivable in Europe were due from 18 different unrelated customers, of which three customers accounted for $283,818. All such debts are expected to be collected in the normal course of business.


NOTE 11 - RETIREMENT PLANS

     One subsidiary maintains a defined contribution retirement plan which is available to all employees of the subsidiary. The plan is funded through the purchase of a group annuity insurance policy. Employer contributions are discretionary. Employees may contribute to the plan in an amount that does not exceed 15% of the employee's annual compensation and vest 100% in their own contributions. Vesting in the employer contributions does not occur until the participant's normal retirement date, as defined. The plan is cancelable upon thirty days notice. Pension expense was $7,682 and $6,656 for the years ended December 31, 1997 and 1996, respectively.

                      ISOMET CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


NOTE 11 - RETIREMENT PLANS (CONTINUED)

     The parent company maintains a contributory plan pursuant to Section 401(k) of the Internal Revenue Code. The Plan is available to all employees of the parent company who have completed one year of service. Participants may elect to make 401(k) contributions to the Plan in an amount not to exceed the lesser of 15% of annual compensation or the maximum amount specified by law. The Company matches employee contributions in an amount not to exceed 2% of annual compensation. The Company may make additional contributions at it discretion. All contributions are held by a trustee and invested at the participant's direction under the options available. Participants are vested 100% in their contributions. Vesting in employer contributions is 20% per year with 100% vesting after five years. Pension expense related to this plan totaled $30,339 and $34,651 for the years ended December 31, 1997 and 1996, respectively.


NOTE 12 - NET INCOME PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for 1997 and 1996:

                                                               1997
                                              --------------------------------------
                                                 Income        Shares      Per Share
                                              (Numerator)   (Denominator)   Amount
                                              ------------  -------------  ---------
       Net income                              $1,330,668
                                               ----------
       Basic net income per share
          Income available to stockholders      1,330,668      1,906,757   $     .70
                                                                           =========

       Effect of dilutive securities
          Stock options                                 -         64,552
                                               ----------      ---------

       Diluted net income per share            $1,330,668      1,971,309   $     .68
                                               ==========      =========   =========

                                                              1996
                                              -------------------------------------
                                                Income        Shares      Per Share
                                              (Numerator)  (Denominator)   Amount
                                              -----------  -------------  ---------
       Net income                               $681,719
                                                --------
       Basic net income per share
          Income available to stockholders       681,719      1,905,590   $     .36
                                                                          =========

       Effect of dilutive securities
          Stock options                                -         42,939
                                                --------      ---------

       Diluted net income per share             $681,719      1,948,529   $     .35
                                                ========      =========   =========

                      ISOMET CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

NOTE 13 - PRONOUNCEMENTS ISSUED BUT NOT YET ADOPTED

     The FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise
                                   -------------------------------------------
and Related Information in June 1997.  This statement requires public companies
-----------------------
to report financial and descriptive information about its reportable operating segments in annual financial statements and in interim financial reports issued to shareholders. The statement will be effective for 1998. Management is evaluating this standard and whether or not it will be required to revise its current methods of reporting segment information.