Form 10QSB
period 1998-03-31
ISOMET CORP
filed 1998-05-14
CIK 52708

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                  FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended March 31, 1998

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

            Common Shares Outstanding on March 31, 1998: 1,909,090



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

                               ISOMET CORPORATION
                         Part I: Financial Information
                         -----------------------------
                         Item 1: Financial Statements
                         ----------------------------

A.  Statement of Income (1) (2) (3) (000 omitted)
                                                     Three Months Ended
                                                          March 31
                                                     1998          1997
                                                     ------------------
1.  Revenues
     a. Sales                                        $2,306      $1,703
     b. Interest Income                                   1           1
     c. Other Income                                     17           -
                                                     ------------------
                                                     $2,324      $1,704
                                                     ------------------

2.  Cost and Expenses
     a. Cost of Sales                                $1,580      $1,084
     b. Selling, General and Administrative             284         311
     c. Research and Development                          -           -
     d. Interest Expense                                 25          32
                                                     ------------------

Total Cost and Expenses                              $1,889      $1,427
                                                     ------------------

3.  Income (Loss) Before Taxes on Income             $  435      $  277

4.  Provisions for Taxes on Income                      161         109
                                                     ------------------

5.  Net Income (Loss)                                $  274      $  168
                                                     ------------------

Basic Net Income (Loss) Per Share                    $ 0.14      $ 0.09
                                                     ------------------

Diluted Net Income (Loss) Per Share                  $ 0.14      $ 0.09
                                                     ------------------

6.  Weighted Average Number of Shares Outstanding    1,909,090   1,905,590

Weighted Average Number of Shares and Stock
    Equivalents Outstanding                          1,993,368   1,919,988

7.  Dividends Per Share                                -           -

(1)  This Financial Statement is unaudited.
(2) The results for interim periods are not necessarily indicative of results to be expected for the year due to:
     a.      Fluctuations in order receipt and customer delivery.
     b. Fluctuations in yield in manufacturing processes may cause fluctuations in operating results for interim periods.
(3) In the opinion of management, all adjustments have been made which are necessary to reflect a fair statement of the results for the three month periods ended March 31, 1998 and March 31, 1997. All such adjustments are of a normal and recurring nature.

                               ISOMET CORPORATION
                              Financial Statements
                       B. Balance Sheet (1) (000 omitted)



                                                        March 31        December 31
                                                          1998             1997
                                                        ---------------------------
Current Assets
     Cash and Equivalent                                $1,359              $1,534
     Accounts Receivable, Net                            1,698               1,488
     Other Current Assets                                  519                 456
     Inventories (2)                                     3,267               3,381
                                                        ---------------------------
                                                        $6,843              $6,859
                                                        ---------------------------

Property and Equipment at Cost                          $2,574              $2,541
     Less Accumulated Depreciation                       2,295               2,264
                                                        ---------------------------
                                                        $  279              $  277
                                                        ---------------------------

Other Assets                                            $   52              $   52
                                                        ---------------------------
                                                        $7,174              $7,188
                                                        ---------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
     Accounts Payable                                   $  585              $  316
     Accrued Liabilities and Other                         379                 916
     Notes Payable to Banks                                351                 364
                                                        ---------------------------
                                                        $1,315              $1,596

Long Term Liabilities                                   $  576              $  637
                                                        ---------------------------

Stockholders' Equity (Deficit (3))
     Common Stock Par Value $1 Per Share:
     Authorized 2,500,000 Shares; Issued and
     Outstanding:                                       $1,909              $1,909
     Capital Contributed in Excess of Par Value          4,223               4,223
     Unamortized Deferred Compensation                     (24)                (33)
     Accumulated Deficit                                  (896)             (1,170)
     Foreign Exchange Adjustment                            71                  26
                                                        ---------------------------
                                                        $5,283              $4,955
                                                        ---------------------------
                                                        $7,174              $7,188
                                                        ---------------------------
(1) Unaudited.  Subject to Year-End Adjustments
(2) Inventory Breakdown
     Parts and Raw Material                             $  750              $  684
     Work in Process                                     1,965               2,226
     Finished Goods                                        552                 471
                                                        ---------------------------
                                                        $3,267              $3,381
                                                        ---------------------------
(3) The number of shares of common stock reserved
    for issuance upon the exercise of options granted
    or to be granted.                                   271,500             271,500


                              ISOMET CORPORATION
                             Financial Statements
                             --------------------
                           C. Statement of Cash Flows
                          Three Months Ended March 31
                                                                   (000 omitted)

                                                            1998    1997
                                                          --------------
Cash Flow From Operating Activities
     Net Income (Loss)                                    $  274   $ 168

Adjustment to Reconcile Net Income (Loss) to Net
Cash Provided by Operating Activities
     Depreciation & Amortization                          $   31   $  22
     Amortization of Deferred Compensation                     9       9
     Changes in Assets & Liabilities:
     (Increase) Decrease in Accounts Receivable             (210)    318
     (Increase) Decrease in Other Current Assets             (63)    (83)
     (Increase) Decrease in Inventories                      114    (197)
     Increase (Decrease) in Accounts Payable                 269    (123)
     Increase (Decrease) in Accrued Liabilities             (537)   (151)
     (Increase) Decrease in Other Assets                       -       -
                                                          --------------

     Total Adjustments:                                   $ (387)  $(205)
                                                          --------------

     Net Cash Provided (Used) by Operating Activities     $ (113)  $ (37)
                                                          --------------

Cash Flows from Investing Activities
     Purchase of Property and Equipment                   $  (33)  $   -
     Proceeds from Sale of Property and Equipment              -       -
                                                          --------------
     Net Cash (Used) by Investing Activities              $  (33)  $   -
                                                          --------------

Cash Flows from Financing Activities
     Proceeds of Long-Term Debt and Notes Payable         $  (13)  $  31
     Principal Payments Under Long Term Debt and
         Notes Payable                                       (61)    (60)
                                                          --------------

     Net Cash Provided (Used) by Financing Activities:    $  (74)  $ (29)
                                                          --------------
     Effect of Exchange Rate on Changes in Cash           $   45   $  72
                                                          --------------

Net Increase (Decrease) in Cash                           $ (175)  $   6
                                                          --------------

Cash at Beginning of Year                                 $1,534   $ 201
                                                          --------------
Cash at March 31                                          $1,359   $ 207
                                                          --------------

Supplemental Disclosures of Cash Flow Information
     Cash Paid During the Period for:
       Interest                                           $   25   $  32
                                                          --------------
       Income Taxes                                       $  689   $   -
                                                          --------------

                              ISOMET CORPORATION
                              ------------------


         Item 2:  Management's Analysis of Quarterly Income Statements


     Revenue for the first quarter of 1998 totaled $2,324,000, an increase of $620,000 over $1,704,000 in 1997's first quarter. This improvement was due primarily to increased deliveries of laser plotters to Polaroid Corporation.

     For the current quarter, the Company had net income of $274,000 or $.14 per share. This compares to net income of $168,000 or $.09 per share in the first quarter of 1997. The increase in net income of $106,000 is almost entirely due to larger gross profit from higher revenue levels.

     New orders totaled $2,475,000 for the quarter, compared to $1,562,000 last year. Unfilled orders on March 31, 1998 totaled $3,608,000, compared to $4,323,000 on the same date last year and $3,451,000 on December 31, 1997.

     Effective April 1, 1998, the Company entered into a new loan agreement with NationsBank. The two notes pursuant to this agreement totaling $804,000, provide for principal repayments of $20,000 per month through May 1, 2000 and $12,000 per month from June 1, 2000 - June 1, 2002. The interest rate over this period will be the prime rate, plus 0.50%. The agreement also provides for a new line of credit up to $750,000. To date, this line has not been used.
During the period from April 1, 1997 - March 31, 1998, the Company expects to generate sufficient cash flow from operations to meet its liquidity needs.

     As of March 31, 1998 the Company has no material committments for capital expenditures and accordingly, no funds from sources other than internally generated funds are considered necessary over the next twelve months.

                              ISOMET CORPORATION
                              ------------------

                          Part II:  Other Information



     1.  Legal Proceedings

                None

     2.  Change in Securities

                None

     3.  Defaults Upon Senior Securities

                None

     4.  Submission of Matters to a Vote of Security Holders

                None

     5.  Other Information

                None

     6.  Exhibits and Reports on Form 8K

                a. Exhibit 27 - Financial Data Schedule for quarter ended March 31, 1998.

                b. No reports on form 8K have been filed by the Registrant during the quarter ended March 31, 1998.

                              ISOMET CORPORATION
                              ------------------

                                  Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 ISOMET CORPORATION



                                                 ------------------------
                                                 Registrant



                                                 By: /s/  Jerry W. Rayburn
                                                    ----------------------

                                                 Jerry W. Rayburn
                                                 Executive Vice President
                                                 Finance and Treasurer

Date:   May 13, 1998
       -------------