Form 10QSB
period 1998-06-30
ISOMET CORP
filed 1998-08-10
CIK 52708

                      SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549


                                FORM 10-QSB


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                                 Commission File Number
  June 30, 1998                                                   0-4671


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

           Common Shares Outstanding on June 30, 1998: 1,927,590



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

                              ISOMET CORPORATION
                         Part 1: Financial Information
                         Item 1: Financial Statements

A. Consolidated Statements of Income (1) (2) (3) (000 omitted)

                                                       Three Months Ended                  Six Months Ended
                                                             June 30                            June 30
                                                     1998              1997             1998              1997
                                                     ------------------------------------------------------------
1. Revenues
         a. Sales                                    $2,423            $2,401           $4,729            $4,104
         b. Interest Income                               1                 1                2                 2
         c. Other Income                                 17                 -               34                 -
                                                     -----------------------------------------------------------
                                                     $2,441            $2,402           $4,765            $4,106


2. Cost and Expenses
         a. Cost of Sales                            $1,660            $1,594           $3,240            $2,679
         b. Selling, General & Admin                    296               343              580               653
         c. Research & Development                        -                 -                -                 -
         d. Interest Expense                             21                29               46                62
                                                     -----------------------------------------------------------

Total Costs and Expenses                             $1,977            $1,966           $3,866            $3,394
                                                     -----------------------------------------------------------

3. Income Before Taxes on Income
         & Extraordinary Items                       $  464            $  436           $  899            $  712

4. Provisions for Taxes on Income                       173               169              334               278
                                                     -----------------------------------------------------------

5. Net Income                                        $  291            $  267           $  565            $  434
                                                     -----------------------------------------------------------

Basic Net Income Per Share                           $  .15            $  .14           $  .29            $  .23
                                                     -----------------------------------------------------------

Diluted Net Income Per Share                         $  .15            $  .14           $  .29            $  .22
                                                     -----------------------------------------------------------

6. Weighted Average Number of
         Shares Outstanding                          1,920,000         1,905,600        1,914,600        1,905,600

7. Weighted Average Number of Shares and
         Stock Equivalents Outstanding               1,934,900         1,962,700        1,929,000        1,945,700

8. Dividends Per Share                                  --                 --               --              --

(1)      This Financial Statement is unaudited.
(2) The results for interim periods are not necessarily indicative of results to be expected for the year due to:
         a.  Fluctuations in order receipt and customer delivery.
         b. Fluctuations in yield in manufacturing processes may cause fluctuations in operating results for interim periods.
(3) In the opinion of management, all adjustments have been made which are necessary to reflect a fair statement of the results for the three and six months ended June 30, 1998 and June 30, 1997. All such adjustments are of a normal and recurring nature.

                              ISOMET CORPORATION
                             Financial Statements
       B. Consolidated Statements of Comprehensive Income (000 omitted)

                                                       Three Months Ended                 Six Months Ended
                                                             June 30                            June 30
                                                     1998              1997             1998              1997
                                                     ---------------------------------------------------------
Net Income                                           $291              $267             $565              $434
                                                     ---------------------------------------------------------

Other Comprehensive Income
--------------------------

Amortization of Deferred Compensation from
         Stock Options                                  8                27               16                36

Foreign Currency Translation Adjustment               (11)               (7)              35                65
                                                     ---------------------------------------------------------

Other Comprehensive Income                           $ (3)             $ 20             $ 51              $101
                                                     ---------------------------------------------------------

Comprehensive Income                                 $288              $287             $616              $535
                                                     ---------------------------------------------------------

                              ISOMET CORPORATION
                             Financial Statements
                C. Consolidated Balance Sheet (1) (000 omitted)

                                                                      June 30                 December 31
                                                                        1998                     1997
                                                                       --------------------------------
Current Assets
         Cash and Equivalent                                           $1,352                    $1,534
         Accounts Receivable Net                                        2,036                     1,488
         Other Current Assets                                             538                       456
         Inventories (2)                                                3,148                     3,381
                                                                       --------------------------------
                                                                       $7,074                    $6,859
                                                                       --------------------------------

Property and Equipment at Cost                                         $2,580                    $2,541
         Less Accumulated Depreciation                                 (2,303)                   (2,264)
                                                                       --------------------------------
                                                                       $  277                    $  277
                                                                       --------------------------------

Other Assets                                                           $   52                    $   52
                                                                       --------------------------------
                                                                       $7,403                    $7,188
                                                                       --------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
         Accounts Payable                                              $  705                    $  316
         Accrued Liabilities                                              232                       916
         Notes Payable to Banks                                           349                       364
         Notes Payable to Others                                            5                         -
                                                                       --------------------------------
                                                                       $1,291                    $1,596
                                                                       --------------------------------

Long Term Liabilities                                                  $  515                    $  637
                                                                       --------------------------------
Minority Interest in Consolidated Subsidiary                           $    -                    $    -
                                                                       --------------------------------

Stockholders' Equity (Deficit (3))
         Common Stock Par Value $1 Per Share:
         Authorized 2,500,000 Shares; Issued
         and Outstanding:                                              $1,928                    $1,909
         Capital Contributed in Excess of Par Value                     4,232                     4,223
         Unamortized Deferred Compensation                                (16)                      (33)
         Accumulated Deficit                                             (605)                   (1,170)
         Foreign Exchange Adjustment                                       58                        26
                                                                       --------------------------------
                                                                       $5,597                    $4,955
                                                                       --------------------------------
                                                                       $7,403                    $7,188
                                                                       --------------------------------

(1)      Unaudited. Subject to Year-End Adjustments
(2)      Inventory Breakdown
                  Parts and Raw Material                               $1,183                    $  684
                  Work in Process                                       1,329                     2,226
                  Finished Goods                                          636                       471
                                                                       --------------------------------
                                                                       $3,148                    $3,381
                                                                       --------------------------------
(3)      The number of shares of common stock
         reserved for issuance upon the exercise of
         options granted or to be granted:                            253,000                   271,500

                              ISOMET CORPORATION
                             Financial Statements

                    D. Consolidated Statement of Cash Flows
                           Six Months Ended June 30
                                 (000 omitted)

                                                                       1998                     1997
                                                                       -----------------------------
Cash Flows From Operating Activities
         Net Income (Loss)                                             $565                     $ 435

Adjustments to Reconcile Net Income (Loss) to Net
Cash Provided by Operating Activities
         Depreciation and Amortization                                 $ 39                     $  34
         Amortization of Deferred Compensation                           17                        36
         Changes in Assets and Liabilities
         (Increase) Decrease in Accounts Receivable                    (548)                      (50)
         (Increase) Decrease in Other Current Assets                    (82)                      (61)
         (Increase) Decrease in Inventories                             233                       110
         Increase (Decrease) in Accounts Payable                        389                      (183)
         Increase (Decrease) in Accrued Liabilities                    (684)                      210
         (Increase) Decrease in Deposits                                  -                      (399)
                                                                      -------------------------------

         Total Adjustments                                            $(636)                    $(303)
                                                                      -------------------------------

         Net Cash Provided (Used) by Operating Activities             $ (71)                    $ 132
                                                                      -------------------------------

Cash Flows from Investing Activities
         Proceeds from Disposal of Subsidiary                         $   -                     $   -
         Purchase of Property and Equipment                             (39)                        3
         Proceeds from Sale of Property and Equipment                     -                         -
                                                                      -------------------------------
         Net Cash (Used) by Investing Activities                      $ (39)                    $   3
                                                                      -------------------------------

Cash Flows From Financing Activities
         Proceeds of Long-Term Debt and Notes Payable                 $ (12)                    $   3
         Proceeds from Exercise of Incentive Stock Options               28                         -
         Principal Payments Under Long Term Debt and
            Notes Payable                                              (120)                      (60)
                                                                      -------------------------------

         Net Cash Provided (Used) by Financing Activities             $(104)                    $ (57)
                                                                      -------------------------------

         Effect of Exchange Rate Changes on Cash                      $  32                     $  59
                                                                      -------------------------------

         Net Increase (Decrease) in Cash                              $(182)                    $ 137
                                                                      -------------------------------

Cash at Beginning of Year                                             $1,534                    $ 201
                                                                      -------------------------------
Cash at June 30                                                       $1,352                    $ 338
                                                                      -------------------------------

Supplemental Disclosures of Cash Flow Information
         Cash Paid During the Year for:
                  Interest                                            $   46                    $  62
                                                                      -------------------------------
                  Income Taxes                                        $1,047                    $   4
                                                                      -------------------------------

                              ISOMET CORPORATION
                              ------------------

         Item 2:  Management's Analysis of Quarterly Income Statements
         -------------------------------------------------------------


  Revenue for the second quarter of 1998 totaled $2,441,000, which is approximately the same level as $2,402,000 in the same period of 1997. For the six months ended June 30, 1998, revenue increased to $4,765,000 from $4,106,000 last year. This increase of approximately $660,000 is due primarily to higher shipment quantities of laser plotters under the Company's supply agreement with Polaroid Corporation.

     Net income for the current quarter of $291,000 or $.15 per share (diluted) exceeded last years net income of $267,000 or $.14 per share (diluted). For the six months ended June 30, 1998, net income totaled $565,000 or $.29 per share (diluted) vs. $434,000 or $.22 per share (diluted) last year. The major elements that contributed to the net income increase of $131,000 are as follows:

     Increased Gross Profit                 $ 64,000
     Decreased Period Costs                   89,000
     Increased Income Tax                    (56,000)
     Increased Interest and Other Income      34,000
                                            --------
                                            $131,000

     New orders totaled $4,921,000 for the quarter and $7,396,000 for the current six month period, compared to $1,383,000 and $2,945,000, respectively, last year. Unfilled orders on June 30, 1998 totaled $6,119,000, compared to $3,294,000 on the same date last year and $3,451,000 on December 31, 1997.

     Effective April 1, 1998, the Company entered into a new loan agreement with NationsBank. The two notes pursuant to this agreement totaling $804,000 provide for principal repayments of $20,000 per month through May 1, 2000 and $12,000 per month from June 1, 2000 - June 1, 2002. The interest rate over this period will be the prime rate, plus 0.50%. The agreement also provides for a new line of credit up to $750,000. To date, this line has not been used. During the period from July 1, 1998 - June 30, 1999, the Company expects to generate sufficient cash flow from operations to meet its liquidity needs.

     As of June 30, 1998 the Company has no material committments for capital expenditures and accordingly, no funds from sources other than internally generated funds are considered necessary over the next twelve months.

     The Company is in the process of assessing the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. The purpose of this assessment is to determine whether any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures, since the Company utilizes a number of computer programs in its operations. The Company has not completed its assessment, but currently believes that costs of addressing this issue will not have a material adverse impact on the Company's financial position. However, if third parties upon which the Company relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company.

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

                   None

     3.     Defaults Upon Senior Securities

                   None

     4.     Submission of Matters to a Vote of Security Holders

                   At the Company's May 28, 1998 Annual Meeting of Shareholders, the following directors were elected:

                              Leon Bademian
                              Lee R. Marks
                              Thomas P. Meloy
                              Jerry W. Rayburn
                              Henry Zenzie

     5.     Other Information

                   None

     6.     Exhibits and Reports on Form 8K

                   a. Exhibits - 27 - Financial Data Schedule for quarter ended June 30, 1998.

                   b. Reference is made to the Registrant's 8K filing dated May 26, 1998. The subject of this report was a new agreement entered into by the Registrant with Polaroid Corporation for the manufacture and sale of laser plotters.

                              ISOMET CORPORATION

                                  Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                        ISOMET CORPORATION



                                                        --------------------
                                                        Registrant



                                                        By:/s/ Jerry W. Rayburn
                                                           --------------------
                                                        Jerry W. Rayburn
                                                        Executive Vice President
                                                        Finance and Treasurer


Date:   August 11, 1998
     ------------------