Form 10QSB
period 1998-09-30
ISOMET CORP
filed 1998-11-09
CIK 52708

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                  FORM 10-QSB


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



               For Quarter Ended                Commission File No.
              September 30, 1998                     0-4671



                               ISOMET CORPORATION



          State of Incorporation             IRS Employer Identification No.
                New Jersey                              22-1591074



                     Address of Principal Executive Offices
                              5263 Port Royal Road
                             Springfield, VA  22151

                 Registrant's Telephone Number: (703) 321-8301

           Common Shares Outstanding on September 30, 1998: 1,927,590



Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.

                           X    Yes      _____    No
                         -----

                               ISOMET CORPORATION
                         Part 1: Financial Information
                          Item 1: Financial Statements

A.    Consolidated Statements of Income (1) (2) (3) (000 omitted)


                                                           Three Months Ended            Nine Months Ended
                                                              September 30                  September 30
                                                        1998               1997            1998         1997
                                                  ------------------  -----------------  ----------   ----------
1. Revenues
      a. Sales                                     $    2,095         $    1,859          $    6,825   $   5,962
      b. Interest Income                                    1                  1                   2           3
      c. Other Income                                      16                  4                  50           5
                                                   ----------         ----------          ----------   ---------
                                                   $    2,112         $    1,864          $    6,877   $   5,970
2. Cost and Expenses
      a. Cost of Sales                             $    1,435         $    1,215          $    4,675   $   3,893
      b. Selling, General & Admin                         321                294                 901         947
      c. Research & Develoment                              -                  -                   -           -
      d. Interest Expense                                  20                 29                  66          91
                                                   ----------         ----------          ----------  ----------

Total Costs and Expenses                           $    1,776         $    1,538          $    5,642  $    4,931
                                                   ----------         ----------          ----------  ----------

3. Income Before Taxes on Income                   $      336         $      326          $    1,235  $    1,039

4. Provisions for Taxes on Income                         121                127                 456         405
                                                   ----------         ----------          ----------  ----------

5. Net Income                                      $      215         $      199          $      779  $      634
                                                   ----------         ----------          ----------  ----------

Basic Net Income Per Share                         $      .11         $      .10          $      .41  $      .33

Diluted Net Income Per Share                       $      .11         $      .10          $      .40  $      .32
                                                   ----------         ----------          ----------  ----------

6. Weighted Average Number of Shares
       Outstanding                                 1,927,600          1,905,800           1,919,000   1,905,700

7. Weighted Average Number of Shares
       and Stock Equivalents Outstanding           1,940,100          1,994,300           1,932,800   1,969,400

8. Dividends Per Share                                     -                  -                   -           -


(1)  This Financial Statement is unaudited.

(2) The results for iterim periods are not necessarily indicative of results to be expected for the year due to:
     a.  Fluctuations in order receipt and customer delivery.
     b. Fluctuations in yield in manufacturing processes may cause fluctuations in operating results for interim periods.

(3) In the opionion of management, all adjustments have been made which are necessary to reflect a fair statement of the results for the three and nine months ended September 30, 1998 and September 30, 1997. All such adjustments are of a normal and recurring nature.

                               ISOMET CORPORATION
                              Financial Statements

B.   Consolidated Statements of Comprehensive Income (000 omitted)

                                                   Three Months Ended             Nine Months Ended
                                                      September 30                   September 30
                                                1998                1997              1998     1997
                                         ------------------  ------------------      -----    -----
Net Income                                      $ 215              $ 199             $ 779    $ 634
                                                -----              -----             -----    -----

Other Comprehensive Income
--------------------------

Amortization of Deferred Compensation
     From Stock Options                             8                  -                25       36

Foreign Currency Translation Adj.                  17                (20)               49       45
                                                -----              -----             -----    -----

Other Comprehensive Income                      $  25              $ (20)            $  74    $  81
                                                -----              -----             -----    -----

Comprehensive Income                            $ 240              $ 179             $ 853    $ 715
                                                -----              -----             -----    -----

                              ISOMET CORPORATION
                             Financial Statements

C.   Consolidated Balance Sheet (1) (000 omitted)

                                                   September 30   December 31
                                                      1998           1997
                                                  -------------  ------------
Current Assets

      Cash and Equivalent                            $1,628         $1,534
      Accounts Receivable Net                         1,660          1,488
      Other Current Assets                              585            456
      Inventories (2)                                 3,373          3,381
                                                     ---------------------
                                                     $7,246         $6,859
                                                     ---------------------


Property and Equipment at Cost                       $2,609         $2,541
      Less Accumulated Depreciation                  (2,333)        (2,264)
                                                     ----------------------
                                                     $  276         $  277
                                                     ----------------------

Other Assets                                         $   52         $   52
                                                      ---------------------
                                                     $7,574         $7,188
                                                     ----------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
      Accounts Payable                               $  643         $  316
      Accrued Liabilities                               256            916
      Notes Payable to Banks                            322            364
      Notes Payable to Others                             5              -
                                                     ---------------------
                                                     $1,226         $1,596
                                                     ---------------------

Long Term Liabilities                                $  511         $  637
                                                     ---------------------
Minority Interest in Consolidated Subsidiary         $    -         $    -
                                                     ---------------------

Stockholders' Equity (Deficit (3))
      Common Stock Par Value $1 Per Share:
      Authorized 2,500,000 Shares; Issued
      And Outstanding:                               $1,928         $1,909
      Capital Contributed in Excess of Par Value      4,232          4,223
      Unamortized Deferred Compensation                  (8)           (33)
      Accumulated Deficit                              (390)        (1,170)
      Foreign Exchange Adjustment                        75             26
                                                     ---------------------
                                                      5,837         $4,955
                                                     ---------------------
                                                     $7,574         $7,188
                                                     ---------------------

(1)  Unaudited.  Subject to Year-End Adjustments
(2)  Inventory Breakdown
        Parts and Raw Material                       $1,426         $  684
        Work in Process                               1,353          2,226
        Finished Goods                                  594            471
                                                     ---------------------
                                                     $3,373         $3,381
                                                     ---------------------

(3)  The number of shares of common stock
     reserved for issuance upon the exercise
     of options granted or to be granted:            253,000       271,500

                               ISOMET CORPORATION
                              Financial Statements

D.   Consolidated Statement of Cash Flows
     Nine Months Ended September 30 (000 omitted)

                                                           1998                 1997
                                                           ----                 ----
Cash Flows from Operating Activities
     Net Income                                           $  780               $ 634

Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities
     Depreciation and Amortization                        $   69               $  36
     Amortization of Deferred Compensation                    25                  36
     Changes in Assets and Liabilities
     (Increase) Decrease in Accounts Receivable             (172)                627
     (Increase) Decrease in Other Current Assets            (129)                (71)
     (Increase) Decrease in Inventories                        8                  61
     Increase (Decrease) in Accounts Payable                 327                (343)
     Increase (Decrease) in Accrued Liabilities             (660)                343
     (Increase) Decrease in Deposits                           -                (423)
                                                          ------               -----

     Total Adjustments                                    $ (532)              $ 266
                                                          ------               -----

     Net Cash Provided (Used) by Operating Activities     $  248               $ 900
                                                          ------               -----

Cash Flows from Investing Activities
     Proceeds from Disposal of Subsidiary                 $    -               $   -
     Purchase of Property and Equipment                      (68)                  5
     Proceeds from Sale of Property and Equipment              -                   -
                                                          ------               -----
     Net Cash (Used) by Investing Activities              $  (68)              $   5
                                                          ------               -----

Cash Flows from Financing Activities
     Proceeds of Long-Term Debt and Notes Payables        $  (37)              $  16
     Proceeds from Exercise of Incentive Stock Options        28                   5
     Principal Payments Under Long-Term Debt and
          Notes Payable                                     (126)               (181)
                                                          ------               -----
     Net Cash Provided (Used) by Financing Activities     $ (135)              $(160)
                                                          ------               -----

     Effect of Exchange Rate Changes on Cash              $   49               $  45
                                                          ------               -----

     Net Increase (Decrease) in Cash                      $   94               $ 790
                                                          ------               -----

Cash at Beginning of Year                                 $1,534               $ 201
                                                          ------               -----
Cash at September 30                                      $1,628               $ 991
                                                          ------               -----
Supplemental Disclosures of Cash Flow Information
     Cash Paid During the Year for:
          Interest                                        $   66               $  91
                                                          ------               -----
          Income Taxes                                    $1,212               $   4
                                                          ------               -----

                              ISOMET CORPORATION
                              ------------------

         Item 2: Management's Analysis of Quarterly Income Statements
         ------------------------------------------------------------


     Revenue for the third quarter of 1998 totaled $2,112,000, an increase of approximately $250,000 over the same period in 1997. For the nine months ended September 30, 1998, revenue of $6,877,000 was 13% or approximately $900,000 above the previous years level. Higher shipment quantities of laser plotters under the Company's ongoing agreement with Polaroid Corporation accounted for most of the nine month revenue increase.

     Net income for the third quarter of 1998 was $215,000 or $.11 per share (diluted) vs. $199,000 or $.10 per share (diluted) last year. For the first nine months of this year net income totaled $779,000 or $.40 per share (diluted) compared to $634,000 or $.32 per share (diluted) last year. The major elements that accounted for the net income increase of $145,000 are as follows:


     Increased Gross Profit                 $ 81,000
     Decreased Period Costs                   71,000
     Increased Income Tax                    (51,000)
     Increased Interest and Other Income      44,000
                                            --------
                                            $145,000


     New orders totaled $1,356,000 for the quarter and $8,752,000 for the current nine month period, compared to $2,850,000 and $5,795,000, respectively last year. Unfilled orders on September 30, 1998 totaled $5,383,000 compared to $4,260,000 on the same date last year and $3,451,000 on December 31, 1997.

     As of September 30, 1998, the Company has no material commitments for capital expenditures and accordingly, no funds from sources other than internally generated funds are considered necessary over the next twelve months. During the period from October 1, 1998 - September 30, 1999 the Company expects to generate sufficient cash flow from operations to meet its liquidity needs.

     The Company is in the process of assessing the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. The purpose of this assessment is to determine whether any of the Company's programs that recognize a date uising "00" as the year 1900 rather than the year 2000 could result in errors or system failures, since the Company utilizes a number of computer programs in its operations. The Company has not completed its assessment, but currently believes that costs of addressing this issue will not have a material adverse impact on the Company's financial position. However, if third parties upon which the Company relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company.

                              ISOMET CORPORATION
                              ------------------

                          Part 11: Other Information


1.   Legal Proceedings

          None.

2.   Change in Securities

          None.

3.   Defaults Upon Senior Securities

          None.

4.   Submission of Matters to a Vote of Security Holders

          None.

5.   Other Information

          None.

6.   Exhibits and Reports on Form 8K

     a.   Exhibit 27 Financial Data Schedule for quarter ended September
          30, 1998.

                              ISOMET CORPORATION

                                  Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         ISOMET CORPORATION



                                         ____________________
                                         Registrant



                                         By:/s/ Jerry W. Rayburn
                                           ---------------------
                                         Jerry W. Rayburn
                                         Executive Vice President
                                         Finance and Treasurer


Date: November 9, 1998