Form 10KSB40
period 1998-12-31
ISOMET CORP
filed 1999-03-23
CIK 52708

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-KSB

               Annual Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

For Fiscal Year Ended                                  Commission File Number
 December 31, 1998                                             0-4671

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

             1,927,590 Shares Were Outstanding on January 31, 1999


Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of The Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period the Company was required to file such report(s)) and (2) has been subject to such filing requirements for
the past ninety (90) days.    Yes  X    No _____
-                                 ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation SB is not contained herein and will not be contained, to the best of registrant knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (x)

Revenues for most recent fiscal year $9,412,539

On January 31, 1999 the approximate aggregate market value of the voting stock held by non-affiliates of the Company was $4,555,000.

                  DOCUMENTS INCORPORATED HEREIN BY REFERENCE
                  ------------------------------------------


Portions of the Company's Annual Report to Stockholders for fiscal year 1998 are incorporated by reference into Part II of this Form 10-KSB and portions of the Company's definitive proxy statement for the annual meeting of stockholders to be held on June 3, 1999, are incorporated by reference into Part III of this Form 10-KSB.

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

     (b)  Financial Information About Industry Segments
          ---------------------------------------------

See Note 10 (Segment Information) of the Notes to the Consolidated Financial Statements.

     (c)  Narrative Description of Business/Business Done and Intended
          -------------------------------------------------------------
          to be Done
          ----------

          (1)  Principal Products and Services

          (a)  Principal Products

Isomet's acousto-optic line is comprised of laser control devices and systems for applications that make use of lasers to process or communicate information through various forms of recorded images. Acousto-optics is the interaction between light and sound within a crystalline material that can be used to manipulate laser light for practical purposes. Acousto-optic technology is an essential element of image processing systems such as laser printers, laser film recorders, phototypesetters and laser-based inspection systems.

Isomet's graphic arts systems product line consists of high resolution digital color scanners, laser film recorders, laser plotters and specialized interface software and electronics packages.

Isomet has one operating overseas subsidiary. Isomet UK, Ltd. in Wales, UK markets and services graphic arts equipment and laser control devices in Europe. Through its subsidiary and a network of sales representatives, the Company conducts business in most industrially developed countries.

The following table shows for each of the last three fiscal years the approximate amount of total revenue attributable to the Company's commercial product lines and Government contracts:


Revenue - Sales                      1998            1997          1996
-----------------------------------------------------------------------
Acousto-Optic Laser Components
    and Graphic Arts Equipment    $9,268,588     $8,622,544    $5,754,818
Government Agencies                   56,966         10,075        42,970
                                  ----------     ----------    ----------

Total:                            $9,325,554     $8,632,619    $5,797,788



     (b)  Method of Distribution
          ----------------------

The Company distributes its products domestically through its own salesmen and value-added resellers and to foreign customers primarily through independent agents or through its foreign subsidiary.

     (2)  New Products
          ------------

Product enhancement effort during 1998 was directed primarily to hardware and software upgrades for existing products and new acousto-optic device designs.

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

     (6)  Practices Re Certain Working Capital Items
          ------------------------------------------

None

     (7)  Customers
          ---------

In 1998, of $9,325,554 in total sales, one systems customer accounted for $4,782,641 or approximately 51%. In 1997, of $8,632,619 in total sales, one systems customer accounted for $3,083,799 or approximately 36% and one components customer accounted for $1,415,206 or 16%.

     (8)  Backlog
          -------

Backlog of orders believed to be firm was $3,327,000 as of December 31, 1998 and $3,451,000 as of December 31, 1997. It is expected that all of the backlog orders will be filled during fiscal years 1999 and 2000.

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

     (11) Research and Development
          ------------------------

The following amounts were expended for Company sponsored research and development for the fiscal years indicated:

          1998      $  2,745
          1997      $    -0-
          1996      $ 37,736

(12) Compliance with Environmental Regulations
     -----------------------------------------

The Company's business is not materially affected by federal, state or local laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.

     (13) Employees
          ---------

On December 31, 1998 the Company employed forty-nine(49) full-time employees, of whom five (5) were employed by the Company's foreign subsidiary.

     (d)  Financial Information About Foreign and Domestic Operations and
          ---------------------------------------------------------------
          Export Sales
          ------------

See Note 10 (Segment Information) of the Notes to the Consolidated Financial Statements.


ITEM II   PROPERTIES

The Company leases 19,724 square feet at 5263 Port Royal Road, Springfield, Virginia for corporate offices, manufacturing facilities and engineering laboratories at an annual rental of $190,224, plus adjustments for increases or decreases in real estate taxes and in the cost-of-living index. This lease expires on August 31, 2001 and provides for two successive three year renewal periods at the same terms and conditions as the present lease. Management believes that the facilities are adequate for its present level of business.

In the United Kingdom, the Company leases 3,113 square feet for acousto-optic products and scanner marketing and service activities. the annual rental amount is $21,212. The lease expires in April 2000 and is renewable.


ITEM III  LEGAL PROCEEDINGS

There are no material legal proceedings pending against the Company.


ITEM IV   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders in the fourth quarter.

                                    PART II


ITEM V    MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
          SECURITY HOLDER MATTERS

Common stock market prices, dividends and related security holder matters set forth in the Company's 1998 Annual Report to stockholders are hereby incorporated by reference.


ITEM VI   SELECTED FINANCIAL DATA

Selected Financial Data set forth by the Company's 1998 Annual Report to stockholders is hereby incorporated by reference.


ITEM VII  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company's 1998 Annual Report to stockholders is hereby incorporated by reference.


ITEM VIII FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages F-1 through F-23 of this Annual Report on Form 10-KSB.


ITEM IX   DISAGREEMENT IN ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has not had any disagreements on accounting or financial disclosure with its accountants required to be reported hereunder.

                                   PART III

ITEM X    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information called for by this Item is incorporated by reference from the Company's definitive proxy statement for the 1999 Annual Meeting of stockholders.


ITEM XI   MANAGEMENT/RENUMERATION

The information called for this Item is incorporated by reference from the Company's definitive proxy statement for the 1999 Annual Meeting of stockholders.


ITEM XII  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information called for by this Item is incorporated by reference from the Company's definitive proxy statement for the 1999 Annual Meeting of stockholders.

ITEM XIII CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this Item is incorporated by reference from the Company's definitive proxy statement for the 1999 Annual Meeting of stockholders.


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

     (3)  Reports on Form 8-K
          -------------------

No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1998.

                                  SIGNATURES


Pursuant to the requirement of The Securities and Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             ISOMET CORPORATION
                                             (Registrant)



Date:   March 25, 1999                       By: /s/ Jerry W. Rayburn
    ------------------                          ---------------------
                                             Jerry W. Rayburn
                                             Executive Vice President, Finance
                                             Treasurer and Director


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 25th day of March 1999.



/s/  Henry Zenzie    /s/  Leon Bademian   /s/  Lee R. Marks
-------------------  ------------------   -----------------
Henry Zenzie         Leon Bademian        Lee R. Marks
Director             Director             Director

                               INDEX TO EXHIBITS

3.1  Certificate of Incorporation of Registrant filed May 9, 1956. *

3.2 Certificate of Amendment of Certificate of Incorporation of Registrant filed April 8, 1959. *

3.3 Certificate of Amendment of Certificate of Incorporation of Registrant filed February 8, 1961. *

3.4 Certificate of Amendment of Certificate of Incorporation of Registrant filed June 15, 1966. *

3.5 Certificate of Amendment of Certificate of Incorporation of Registrant filed December 28, 1967. *

3.6 Certificate of Amendment of Certificate of Incorporation of Registrant filed April 7, 1969. *

3.7  Certificate of Incorporation of Registrant (Restated) filed April 7,
     1969. *

3.8 Certificate of Amendment of Certificate of Incorporation of Registrant (Restated) filed June 22, 1988. **

3.9  By-laws of Registrant. *

3.10 Subsidiaries of the Company. ***


27   Financial Data Schedule

* Incorporated by reference to Exhibits to the Registrant Report on Form 10-K for the year ended December 31, 1987.

** Incorporated by reference to Exhibits to the Registrant Report on Form 10-K for the year ended December 31, 1988.

*** Incorporated by reference to Exhibits to the Registrant Report on Form 10-K for the year ended December 31, 1990.

                      ISOMET CORPORATION AND SUBSIDIARIES
                               TABLE OF CONTENTS


          TITLE                                          PAGE
          -----                                          ----
INDEPENDENT AUDITOR'S REPORT......................        F-2

AUDITED FINANCIAL STATEMENTS

 CONSOLIDATED BALANCE SHEETS......................    F-3 - 4

 CONSOLIDATED STATEMENTS OF INCOME................        F-5

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME..        F-6

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY..        F-7

 CONSOLIDATED STATEMENTS OF CASH FLOWS............    F-8 - 9

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.......  F-10 - 23

            [LETTERHEAD OF ARONSON, FETRIDGE & WEIGLE APPEARS HERE]


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


To the Stockholders and Board of Directors
ISOMET CORPORATION
Springfield, Virginia


We have audited the accompanying Consolidated Balance Sheets of ISOMET CORPORATION AND SUBSIDIARIES as of December 31, 1998 and 1997, and the related Consolidated Statements of Income, Comprehensive Income, Stockholders' Equity and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ISOMET CORPORATION AND SUBSIDIARIES as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Aronson, Fetridge & Weigle

Rockville, Maryland
March 5, 1999

                      ISOMET CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1998 AND 1997

                                    ASSETS

                                                                                   1998              1997
                                                                               ------------       -----------
CURRENT ASSETS
  Cash and cash equivalents                                                    $  1,426,814       $ 1,534,380
  Accounts and notes receivable (Note 5)
     Trade                                                                        1,837,763         1,487,796
     Other                                                                           39,701            36,200
     Refundable income taxes                                                        232,855                 -
     Notes receivable - officers (Note 2)                                            45,000                 -
     Precious metals                                                                187,727           186,283
     Inventories (Notes 3 and 5)                                                  3,785,733         3,381,171
     Prepaid expenses and other                                                      43,084            43,464
     Deferred income tax asset, net (Note 7)                                        123,210           189,566
                                                                               ------------       -----------

          Total current assets                                                    7,721,887         6,858,860
                                                                               ------------       -----------

PROPERTY AND EQUIPMENT, AT COST (NOTES 4 AND 5)                                   2,625,753         2,541,334
     Accumulated depreciation and amortization                                   (2,340,904)       (2,263,966)
                                                                               ------------       -----------

          Net property and equipment                                                284,849           277,368
                                                                               ------------       -----------

OTHER ASSETS
     Notes receivable - officers (Note 2)                                                 -
     Deposits                                                                         7,357             7,357
                                                                               ------------       -----------

          Total other assets                                                          7,357            52,357
                                                                               ------------       -----------



TOTAL ASSETS                                                                   $  8,014,093       $ 7,188,585
                                                                               ============       ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

                      ISOMET CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1998 AND 1997

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                   1998             1997
                                                                                ----------      -----------
CURRENT LIABILITIES
 Notes payable (Note 5)                                                         $  339,265      $   364,336
 Accounts payable                                                                  813,771          316,422
 Accrued liabilities (Note 6)                                                      242,952          218,231
 Income taxes payable                                                               18,178          686,958
 Deferred revenue                                                                        -           10,000
                                                                                ----------      -----------

     Total current liabilities                                                   1,414,166        1,595,947
                                                                                ----------      -----------

LONG-TERM LIABILITIES
 Deferred rent payable                                                                   -            4,378
 Notes payable, net of current portion (Note 5)                                    387,543          633,121
                                                                                ----------      -----------

     Total long-term liabilities                                                   387,543          637,499
                                                                                ----------      -----------

     Total liabilities                                                           1,801,709        2,233,446
                                                                                ----------      -----------

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS' EQUITY (NOTE 9)
 Common stock, par value $1 per share; 2,500,000 shares authorized,              1,927,590        1,909,090
  1,927,590 and 1,909,090 shares issued and outstanding in 1998 and
  1997, respectively
 Capital contributed in excess of par value                                      4,232,623        4,223,003
 Retained earnings (accumulated deficit)                                            29,328       (1,169,991)
 Unamortized deferred compensation from stock options                                    -          (32,500)
 Accumulated other comprehensive income
   Foreign currency translation adjustment                                          22,843           25,537
                                                                                ----------      -----------

     Total stockholders' equity                                                  6,212,384        4,955,139
                                                                                ----------      -----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $8,014,093      $ 7,188,585
                                                                                ==========      ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

                      ISOMET CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                                                   1998             1997
                                                                                ----------       ----------
REVENUE
 Sales                                                                          $9,325,554       $8,632,619
 Interest and other income                                                          86,985           20,410
                                                                                ----------       ----------

     Total revenue                                                               9,412,539        8,653,029
                                                                                ----------       ----------

EXPENSES (NOTES 4, 8, 9 AND 11)
 Cost of sales                                                                   6,211,351        5,272,730
 Selling expenses                                                                  267,518          302,192
 General and administrative                                                      1,052,702          965,486
 Product development                                                                 2,745                -
 Interest expense                                                                   84,515          118,726
                                                                                ----------       ----------

     Total expenses                                                              7,618,831        6,659,134
                                                                                ----------       ----------

INCOME BEFORE INCOME TAXES                                                       1,793,708        1,993,895

INCOME TAX EXPENSE (NOTE 7)                                                        594,389          663,227
                                                                                ----------       ----------

NET INCOME                                                                      $1,199,319       $1,330,668
                                                                                ==========       ==========

NET INCOME PER SHARE OF COMMON STOCK (NOTE 12)
 Basic net income per share                                                     $      .62       $      .70
                                                                                ==========       ==========

 Diluted net income per share                                                   $      .61       $      .68
                                                                                ==========       ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

                      ISOMET CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                                                        1998                1997
                                                                                   -------------        ------------

NET INCOME                                                                         $   1,199,319        $  1,330,668

 OTHER COMPREHENSIVE INCOME
     Foreign currency translation adjustment, net of tax of $1,648 and $724               (2,694)             (1,184)
       in 1998 and 1997, respectively                                              -------------        ------------

COMPREHENSIVE INCOME                                                               $   1,196,625        $  1,329,484
                                                                                   =============        ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

                      ISOMET CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                                                      1998              1997
                                                                                 -------------     --------------
COMMON STOCK
     Shares issued and outstanding, beginning of year                                1,909,090          1,905,590
     Shares issued - exercise of incentive stock options                                18,500              3,500
                                                                                 -------------     --------------

     Shares issued and outstanding, end of year                                      1,927,590          1,909,090
                                                                                 =============     ==============

     Amount issued and outstanding at $1 par value, beginning of year            $   1,909,090     $    1,905,590
     Amount issued - exercise of incentive stock options                                18,500              3,500
                                                                                 -------------     --------------

     Amount issued and outstanding at $1 par value, end of year                      1,927,590          1,909,090
                                                                                 -------------      -------------

CAPITAL CONTRIBUTED IN EXCESS OF PAR VALUE
     Balance, beginning of year                                                      4,223,003          4,221,183
     Capital contributed - exercise of incentive stock options                           9,620              1,820
                                                                                 -------------      -------------

     Balance, end of year                                                            4,232,623          4,223,003
                                                                                 -------------      -------------

RETAINED EARNINGS (ACCUMULATED DEFICIT)
     Balance, beginning of year                                                     (1,169,991)        (2,500,659)
     Net income                                                                      1,199,319          1,330,668
                                                                                 -------------      -------------

          Balance, end of year                                                          29,328         (1,169,991)
                                                                                 -------------      -------------

UNAMORTIZED DEFERRED COMPENSATION FROM STOCK OPTIONS (NOTE 9)
     Balance, beginning of year                                                        (32,500)           (65,266)
     Amortization of deferred compensation                                              32,500             32,766
                                                                                 -------------      -------------

          Balance, end of  year                                                              -            (32,500)
                                                                                 -------------      -------------

ACCUMULATED OTHER COMPREHENSIVE INCOME
   Foreign currency translation adjustment
     Balance, beginning of year                                                         25,537             26,721
     Foreign currency translation adjustment                                            (2,694)            (1,184)
                                                                                 -------------      -------------

          Balance, end of year                                                          22,843             25,537
                                                                                 -------------      -------------

TOTAL STOCKHOLDERS' EQUITY                                                       $   6,212,384      $   4,955,139
                                                                                 =============      =============

The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

                      ISOMET CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                                                        1998              1997
                                                                                     ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                      $1,199,319        $1,330,668
     Adjustments to reconcile net income to net cash provided by operating activities
            Depreciation and amortization                                                89,118            92,933
            Loss on disposal of property and equipment                                      371             3,123
            Amortization of deferred compensation                                        32,500            32,766
            (Increase) decrease in:
               Accounts, notes and other receivables                                   (353,468)           (6,653)
               Refundable income taxes                                                 (232,855)                -
               Precious metals                                                           (1,444)           12,843
               Inventories                                                             (404,562)          348,523
               Prepaid expenses and other current assets                                    380           (18,863)
               Deferred income tax asset                                                 66,356           (28,079)
            Increase (decrease) in
               Accounts payable                                                         497,349          (361,641)
               Accrued liabilities                                                       24,721           (55,488)
               Income taxes payable                                                    (668,780)          681,078
               Deferred revenue                                                         (10,000)         (446,000)
               Deferred rent payable                                                     (4,378)           (6,569)
                                                                                     ----------        ----------
                    Net cash provided by operating activities                           234,627         1,578,641
                                                                                     ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                                                (105,708)          (57,590)
     Proceeds from disposal of property and equipment                                     8,738                 -
                                                                                     ----------        ----------
               Net cash used by investing activities                                    (96,970)          (57,590)
                                                                                     ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Repayments of debt                                                                (270,649)         (242,566)
     Proceeds from notes payable                                                              -            50,857
     Proceeds from exercise of incentive stock options                                   28,120             5,320
     Effect of exchange rate changes on cash                                            ( 2,694)           (1,184)
                                                                                     ----------        ----------
          Net cash used in financing activities                                        (245,223)         (187,573)
                                                                                     ----------        ----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                   (107,566)        1,333,478

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                          1,534,380           200,902
                                                                                     ----------        ----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                               $1,426,814        $1,534,380
                                                                                     ==========        ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

                      ISOMET CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                                                1998             1997
                                                                           -------------    -------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid for interest                                                    $      84,515    $     118,726
                                                                           =============    =============

 Cash paid for income taxes                                                $   1,447,846    $      10,228
                                                                           =============    =============

The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

                      ISOMET CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998 AND 1997


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     (A)  Organization

          Isomet Corporation and its Subsidiaries (the Company) produce and sell laser equipment, systems and laser accessory components for color image reproduction applications. The Company also performs sponsored research and development in the general field of laser technology.

     (B)  Basis of consolidation

          The Company has a wholly owned subsidiary in Barbados which has elected to be a Foreign Sales Corporation, and has wholly-owned and majority-owned subsidiaries in the United Kingdom. The consolidated financial statements include the accounts of Isomet and these subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

     (C)  Revenue recognition

          The Company recognizes revenue at the time goods are shipped and title passes to the customer, including goods shipped under multiple delivery fixed-price contracts.

     (D)  Inventories

          Inventories of parts are stated at cost determined on a first-in, first-out basis, which does not exceed market. Work-in-process and finished goods are stated at the lower of standard costs (which approximate average costs) or market.

     (E)  Property and equipment

          Depreciation and amortization of property and equipment is recorded using the straight-line method over estimated useful lives as follows:


                                                Years
                                           ---------------

 Plant equipment                                  10
 Furniture                                        10
 Transportation equipment                        3-5
 Leasehold improvements                    Remaining term
                                              of lease

                      ISOMET CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998 AND 1997


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

     (G)  Income per share of common stock

          Basic net income per share of common stock has been computed on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share of common stock has been computed on the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The diluted net income per share in 1998 and 1997 includes stock options as common stock equivalents.

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

                      ISOMET CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998 AND 1997


NOTE 1 -  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


        (K)  Changes to 1997 financial statements

             Certain 1997 amounts have been reclassified to be comparative with the 1998 presentation. In addition, during 1998, the Company adopted Statement of Financial Accounting Standards No. 131 Disclosures About
                                                         -----------------
     Segments of an Enterprise and Related Information (SFAS 131). The
     -------------------------------------------------
     information required by SFAS 131 is presented in Note 10 to the Financial Statements. As required by the Statement, the Company has included disclosures as of an for the year ended December 31, 1997 that were not previously reported in the Company's financial statements.


NOTE 2 -  NOTES RECEIVABLE - OFFICERS

       The Company holds unsecured notes receivable from certain officers of the Company in the amount of $45,000 that bear interest at 6%. These loans are to be paid-off in 1999.


NOTE 3 -  INVENTORIES

     Inventories are summarized as follows:


                                                  1998             1997
                                             ---------------  ---------------

         Parts                                  $1,029,601       $  684,080
         Work-in-process                         2,262,973        2,226,354
         Finished goods                            493,159          470,737
                                             ---------------  ---------------

           Total                                $3,785,733       $3,381,171
                                             ===============  ===============

                      ISOMET CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998 AND 1997


NOTE 4 -  PROPERTY AND EQUIPMENT

     The following is a summary of property and equipment

                                                         1998                              1997
                                           -------------------------------   -------------------------------
                                                              Accumulated                       Accumulated
                                                             Depreciation                      Depreciation
                                                                  and                               and
                                                Cost         Amortization         Cost         Amortization
                                           --------------   --------------   --------------   --------------
 Plant equipment                               $2,044,524       $1,883,343       $2,038,728       $1,827,731
 Furniture                                        337,471          231,652          266,005          224,160
 Transportation equipment                          44,349           32,403           44,062           21,142
 Leasehold improvements                           199,409          193,506          192,539          190,933
                                           --------------   --------------   --------------   --------------

                                               $2,625,753       $2,340,904       $2,541,334       $2,263,966
                                           ==============   ==============   ==============   ==============

     Depreciation and amortization of property and equipment charged to operations amounted to $89,118 and $92,933 in 1998 and 1997, respectively.


NOTE 5 - NOTES PAYABLE


                                                                                    1998             1997
                                                                              ---------------  ---------------
         NationsBank - Promissory note with interest payable monthly at the Bank's prime rate plus .5%.  The rate in effect on
          December 31, 1998 was 8.25%.  The loan is payable in monthly installments of $12,000 plus interest, with final payment due
          June 1, 2002.  The collateral for this loan is a blanket lien
          on all assets.                                                          $497,604         $641,604

         NationsBank - Promissory note with interest due at the Bank's prime rate plus .5%.  The rate at December 31, 1998 was 8.25%.
          The loan is payable in monthly installments of $8,000 plus interest, with final payment due May 1, 2000.  The collateral
          for this loan is a blanket lien on all assets.                           126,497          222,497

                      ISOMET CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998 AND 1997


NOTE 5 -  NOTES PAYABLE (CONTINUED)

                                                                               1998             1997
                                                                           -----------      -----------
         Lloyds Bank, United Kingdom - Overdraft line of credit with interest payable monthly at 4% above the bank's base rate.
          The rate in effect at December 31, 1998 was 10%.  Collateral for this loan is a blanket lien on the assets of the Company's wholly owned United Kingdom subsidiary, and has a maximum
          borrowing base of 75,000 pounds sterling (approximately
          $124,000 at December 31, 1998)                                   $    93,695          119,307

         Ford Motor Credit Corp. - Loan payable in monthly installments of $520 including interest at 10.25%, with final payment due
          August 28, 2000.  The collateral for the loan is a truck.              9,012           14,049
                                                                           -----------      -----------
                                                                               726,808          997,457
         Less:  Current portion                                                339,265          364,336
                                                                           -----------      -----------
           Total                                                           $   387,543      $   633,121
                                                                           ===========      ===========

     The NationsBank loan agreements contain various covenants as to certain financial ratios and limits borrowings to amounts outstanding on certain receivables. All loan covenants were met at December 31, 1998.

     Future debt maturities are as follows:


          Year Ending
          December 31                             Amount
        --------------                          ---------

             1999                              $  339,265
             2000                                 177,939
             2001                                 144,000
             2002                                  65,604
                                                ---------

Total                                           $ 726,808
                                                =========


     In 1998, the Company entered into a $750,000 revolving line of credit agreement with Nations Bank which is available through April 1, 1999. Interest is payable at the bank's prime rate. The Company made no draws against the line in 1998.

                      ISOMET CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998 AND 1997


NOTE 6 -  ACCRUED LIABILITIES

     A summary of accrued liabilities follows:


                                                      1998             1997
                                               ---------------  ---------------

         Salaries and payroll taxes            $        66,874  $         6,391
         Commissions                                     8,838            6,185
         Compensated absences                          145,112           52,156
         Warranty service                                    -            1,642
         Other                                          22,128           51,857
                                               ---------------  ---------------
           Total                               $       242,952  $       218,231
                                               ===============  ===============



NOTE 7 -  INCOME TAXES

     The domestic and foreign components of income before income taxes are as follows:


                                                     1998             1997
                                               ---------------  ---------------


         Domestic                              $     1,617,292  $     1,769,414
         Foreign                                       176,416          224,481
                                               ---------------  ---------------

         Income before income taxes            $     1,793,708  $     1,993,895
                                               ===============  ===============


     The components of income tax expense (benefit) are as follows:


                                                     1998            1997
                                               ---------------  ---------------

           Current
           Domestic                            $       527,373  $       691,306
           Foreign                                         660                -
                                               ---------------  ---------------
             Total                                     528,033          691,306


         Deferred
           Domestic                                     66,356          (28,079)
                                               ---------------  ---------------


         Income tax expense                    $       594,389  $       663,227
                                               ===============  ===============

                      ISOMET CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998 AND 1997


NOTE 7 -  INCOME TAXES (CONTINUED)

     Significant items attributable to the calculation of the deferred income tax asset are as follows:

                                                                                   1998              1997
                                                                           ---------------   ---------------

         Net operating loss carryforwards                                  $             -   $         6,945
         Difference in the timing of expenses for tax and financial                324,579          (256,401)
          reporting purposes
         General business credits                                                        -            66,615
                                                                           ---------------   ---------------

     A reconciliation of income taxes computed at the statutory Federal rate and the effective income tax expense is as follows:

                                                                                 1998              1997
                                                                           ---------------   ---------------

         Federal income taxes at statutory rate                            $       609,861   $       677,924
         Increases (decreases) in taxes from:
           State income taxes, net                                                  49,551            73,820
           Income tax applicable to income of UK subsidiary                        (66,717)          (60,789)
           Difference in expense recognition                                         1,694           (27,728)
                                                                           ---------------   ---------------

             Tax expense                                                   $       594,389   $       663,227
                                                                           ===============   ===============

     The components of deferred tax asset at December 31, 1998 and 1997 are as follows:

                                                                                 1998             1997
                                                                           ---------------   ---------------
Deferred tax assets (liabilities)
           Depreciation differences                                        $       (14,782)  $             -
           Inventory capitalization adjustment                                      49,406            45,422
           Other inventory adjustments                                              22,767            75,920
           Vacation pay differences                                                 55,085            57,758
           Allowance for doubtful accounts                                           2,145               215
           Capital loss carryforwards                                                8,589             8,589
           Deferred rent                                                                 -             1,662
                                                                           ---------------   ---------------

             Total                                                         $       123,210   $       189,566
                                                                           ===============   ===============

     The Company has net operating loss carryforwards for tax reporting purposes of approximately 670,100 pounds sterling ($1,112,000) in the United Kingdom. These losses may be carried forward indefinitely. The Company has provided an allowance for 100% of the tax benefit related to this loss because of the uncertainty of realization.

                      ISOMET CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998 AND 1997


NOTE 8 -  COMMITMENTS AND CONTINGENCIES

     The Company leases its plant and office facilities under various long-term operating leases which expire in 2001. The leases require minimum annual rental payments plus additional amounts based upon future increases in property taxes and the consumer price index. The Company has two three-year renewal options under one lease with the same terms.

     Following is a schedule of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1998:

          Year Ending
          December 31                                      Amount
        ---------------                                 -----------
             1999                                       $   211,439
             2000                                           197,296
             2001                                           126,816
                                                        -----------

                Total                                   $   535,551
                                                        ===========

     Total rent expense for all operating leases amounted to $220,734 and $211,142 in 1998 and 1997, respectively.

     The Company is contingently liable for severance pay under employment agreements with certain officers.


NOTE 9 - COMMON STOCK

     During 1988, 1989 and 1990, the Company granted options to certain employees to purchase 12,000 shares of the Company's common stock at $1.75 per share. To the extent not previously exercised, options under the agreement expire seven years from the date of issuance. Exercise of the options granted is restricted, therefore, the difference between the option price and the market price at the date the options were granted, if any, is recorded as deferred compensation in stockholders' equity, and is amortized ratably over the seven year life of the options. Options for 7,000 shares expired in 1997. All of the options to purchase shares under the employee grants have expired as of December 31, 1997.

                      ISOMET CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998 AND 1997


NOTE 9 - COMMON STOCK (CONTINUED)

     During 1988, the Company granted options to certain officers and directors to purchase 97,500 shares of the Company's common stock at $1.75 per share. To the extent not previously exercised, the options terminate in ten years. Options under the agreement may be exercised only upon the occurrence of certain specified events. Since exercise of the options is contingent upon the occurrence of a future event, the difference between the option price and the market price at the date the options were granted was recorded as deferred compensation in stockholders' equity, and is being amortized ratably over the ten year life of the options. These options expired in 1998.

     The total amount of deferred compensation amortized to expense during 1998 and 1997 as a result of the above described options was $32,500 and $32,766, respectively.

     In 1992, the Company adopted a stock option plan covering up to 275,000 shares of the Company's stock, which includes all previously issued options, and has a term of ten years. Isomet's Board of Directors shall determine the number of shares and to whom options are to be granted. Options granted under the plan are exercisable at an exercise price to be determined by the board and terminate ten years from the date said options are granted. At December 31, 1998, there are no non-qualified options and 21,000 incentive options outstanding under the plan. In 1998, a total of 18,500 incentive options were exercised at a price of $1.52 per share. In 1997, a total of 3,500 incentive options were exercised at a price of $1.52 per share and 500 incentive options were forfeited.


NOTE 10 - SEGMENT INFORMATION

     The Company is a manufacturer of laser control devices, systems and equipment for color image reproduction applications. The Company has two reportable segments, identified as systems and components. The systems segment produces high resolution digital color scanners, laser film recorders, laser plotters and specialized interface software and electronics packages. The components segment produces laser control devices for applications that make use of lasers to process or communicate information through various forms of recorded images.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on the gross profit of each segment.

     The Company's reportable segments are units that offer different product lines. They are managed separately because the products under each unit require different manufacturing processes and there are no significant intersegment sales or transfers.

                      ISOMET CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998 AND 1997


NOTE 10 - SEGMENT INFORMATION (CONTINUED)

     The Company's operations by reporting segment are as follows:

                                                                                    1998
                                                                 -----------------------------------------------
                                                                   Systems        Components           Total
                                                                 -----------      ----------         -----------
          Sales                                                  $5,015,360       $4,310,194         $ 9,325,554
          Cost of sales                                           3,924,600        2,286,751           6,211,351
                                                                 -----------      ----------         -----------

          Gross profits                                          $1,090,760       $2,023,443           3,114,203
                                                                 ===========      ==========         ===========

          General corporate:
             Interest income and other revenue                                                            86,985
             Selling expenses                                                                           (267,518)
             General and administrative                                                               (1,052,702)
             Product development                                                                          (2,745)
             Interest expense                                                                            (84,515)
                                                                                                     -----------

          Net income before income taxes                                                             $ 1,793,708
                                                                                                     ===========


                                                                                     1997
                                                                 -----------------------------------------------
                                                                   Systems        Components            Total
                                                                 -----------      ----------         -----------
          Sales                                                  $ 3,569,043      $5,063,576         $ 8,632,619
          Cost of sales                                            3,363,264       1,909,466           5,272,730
                                                                 -----------      ----------         -----------

          Gross profit                                           $   205,779      $3,154,110           3,359,889
                                                                 ===========      ==========

          General corporate:
             Interest income and other revenue                                                            20,410
             Selling expenses                                                                           (302,192)
             General and administrative                                                                 (965,486)
             Interest expense                                                                           (118,726)
                                                                                                     -----------

          Net income before income taxes                                                             $ 1,993,895
                                                                                                     ===========

                      ISOMET CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998 AND 1997


NOTE 10 - SEGMENT INFORMATION (CONTINUED)

     The Company's assets by reporting segment are as follows:

                                                                           1998
                                            --------------------------------------------------------------------
                                                                                  General
                                                Systems          Components      Corporate             Total
                                            ---------------    -------------    -----------        -------------
          Accounts receivable               $     1,298,230    $     539,533    $         -        $   1,837,763
          Precious metals                                 -          187,727              -              187,727
          Inventories                             1,207,717        2,578,016              -            3,785,733
          Other                                      28,485          227,879      1,946,506            2,202,870
                                            ---------------    -------------    -----------        -------------

             Total assets                   $     2,534,432    $   3,533,155    $ 1,946,506        $   8,014,093
                                            ===============    =============    ===========        =============



                                                                           1997
                                            --------------------------------------------------------------------
                                                                                  General
                                                Systems          Components      Corporate             Total
                                            ---------------    -------------    -----------        -------------

          Accounts receivable               $       647,710    $     840,086    $         -        $   1,487,796
          Precious metals                                 -          186,283              -              186,283
          Inventories                               886,297        2,494,874              -            3,381,171
          Other                                      27,737          221,894      1,883,704            2,133,335
                                            ---------------    -------------    -----------        -------------

             Total assets                   $     1,561,744    $   3,743,137    $ 1,883,704        $   7,188,585
                                            ===============    =============    ===========        =============

     The Company's operations in different geographic areas were as follows:



                                                                                  1998               1997
                                                                               -----------       -----------
     Sales to unaffiliated customers
           North America                                                       $ 6,869,938       $ 6,149,799
           Europe                                                                1,610,317         1,632,775
           Far East                                                                845,299           850,045
                                                                               -----------       -----------
             Total sales                                                         9,325,554         8,632,619

         Transfers between geographic areas
           United States                                                         1,132,584         1,193,821
           Europe                                                                  303,255           265,245
           Eliminations                                                         (1,435,839)       (1,459,066)
                                                                               -----------       -----------

             Total sales                                                       $ 9,325,554       $ 8,632,619
                                                                               ===========       ===========

                      ISOMET CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998 AND 1997


NOTE 10 - SEGMENT INFORMATION (CONTINUED)

                                                                                 1998              1997
                                                                            --------------     -------------
     Operating profit
           United States                                                    $    1,689,427     $   1,952,482
           United Kingdom                                                          188,796           160,139
           Eliminations                                                                  -                 -
                                                                            --------------     -------------
             Total operating profit                                              1,878,223         2,112,621
         Interest expense                                                           84,515           118,726
                                                                            --------------     -------------

         Income before income taxes                                         $    1,793,708     $   1,993,895
                                                                            ==============     =============

         Identifiable assets
           United States                                                    $    5,918,306     $   5,118,658
           United Kingdom                                                          698,553           915,987
           Eliminations                                                            (74,580)         (425,440)
                                                                            --------------     -------------
             Total identifiable assets                                           6,542,279         5,609,205
         General corporate assets                                                1,471,814         1,579,380
                                                                            --------------     -------------

           Total assets                                                     $    8,014,093     $   7,188,585
                                                                            ==============     =============

         Liabilities
           United States                                                    $    1,635,718     $   1,900,647
           United Kingdom                                                          760,162         1,150,469
           Eliminations                                                           (594,171)         (817,670)
                                                                            --------------     -------------

             Total liabilities                                              $    1,801,709     $   2,233,446
                                                                            ==============     =============

     Transfers between geographic areas are accounted for on a cost plus mark-up basis. Expenses directly identified with an area are used to determine operating profit by geographic areas.

     In 1998, of $9,325,554 in total sales, one systems customer accounted for $4,782,641, or approximately 51%. In 1997, of $8,632,619 in total sales, one systems customer accounted for $3,083,799, or approximately 36% and one components customer accounted for $1,415,206 or 16%.

     The Company does not normally require its customers to provide collateral for outstanding balances. The Company maintains insurance for collection of accounts receivable on its ten largest domestic customers.

                      ISOMET CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998 AND 1997


NOTE 10 - SEGMENT INFORMATION (CONTINUED)


     The Company's products are sold principally in North America, Europe and the far east. Accounts and notes receivable from sales in these areas of the world at December 31, 1998 and 1997, were as follows:

                                               1998             1997
                                            ----------       ----------


         North America                      $1,604,755       $1,132,623
         Europe                                202,988          327,225
         Far East                               30,020           27,948
                                            ----------       ----------

           Total                            $1,837,763       $1,487,796
                                            ==========       ==========

     The accounts receivable in North America at December 31, 1998 were due from 39 different unrelated customers, of which two customers accounted for $1,440,183. The amount due from these customers is expected to be collected in the normal course of business.

     The accounts receivable in Europe at December 31, 1998 were due from eleven different unrelated customers, of which two customers accounted for $158,066. All such debts are expected to be collected in the normal course of business.


NOTE 11 - RETIREMENT PLANS

     One subsidiary maintains a defined contribution retirement plan which is available to all employees of the subsidiary. The plan is funded through the purchase of a group annuity insurance policy. Employer contributions are discretionary. Employees may contribute to the plan in an amount that does not exceed 15% of the employee's annual compensation and vest 100% in their own contributions. Vesting in the employer contributions does not occur until the participant's normal retirement date, as defined. The plan is cancelable upon thirty days notice. Pension expense (credit) was $7,070 and $7,682 for the years ended December 31, 1998 and 1997, respectively.

     The parent company maintains a contributory plan pursuant to Section 401(k) of the Internal Revenue Code. The Plan is available to all employees of the parent company who have completed one year of service. Participants may elect to make 401(k) contributions to the Plan in an amount not to exceed the lesser of 15% of annual compensation or the maximum amount specified by law. The Company matches employee contributions in an amount not to exceed 2% of annual compensation. The Company may make additional contributions at its discretion. All contributions are held by a trustee and invested at the participant's direction under the options available. Participants are vested 100% in their contributions. Vesting in employer contributions is 20% per year with 100% vesting after five years. Pension expense related to this plan totaled $34,701 and $30,339 for the years ended December 31, 1998 and 1997, respectively.

                      ISOMET CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998 AND 1997


NOTE 12 - NET INCOME PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for 1998 and 1997:

                                                                                           1998
                                                                  -------------------------------------------------------
                                                                       Income              Shares            Per Share
                                                                    (Numerator)        (Denominator)          Amount
                                                                  ---------------      --------------     ---------------
         Net income                                               $     1,199,319
                                                                  ---------------

         Basic net income per share
           Income available to stockholders                             1,199,319           1,921,715     $           .62
                                                                                                          ===============

         Effect of dilutive securities
           Stock options                                                        -              48,656
                                                                  ---------------      --------------

         Diluted net income per share                             $     1,199,319           1,970,371     $           .61
                                                                  ===============      ==============     ===============


                                                                                           1997
                                                                  -------------------------------------------------------
                                                                      Income              Shares            Per Share
                                                                    (Numerator)        (Denominator)          Amount
                                                                  ---------------      --------------     ---------------

         Net income                                               $     1,330,668
                                                                  ---------------

         Basic net income per share
           Income available to stockholders                             1,330,668           1,906,757     $           .70
                                                                                                          ===============

         Effect of dilutive securities
           Stock options                                                        -              64,552
                                                                  ---------------      --------------
         Diluted net income per share                             $     1,330,668           1,971,309     $           .68
                                                                  ===============      ==============     ===============