Form 10-Q
period 1999-03-31
ISOMET CORP
filed 1999-05-10
CIK 52708

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                  FORM 10-QSB


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended                                 Commission File No.
 March 31, 1999                                          0-4671



                              ISOMET CORPORATION



State of Incorporation                       IRS Employer Identification No.
   New Jersey                                         22-1591074



                    Address of Principal Executive Offices
                             5263 Port Royal Road
                            Springfield, VA  22151

                 Registrant's Telephone Number: (703) 321-8301

            Common Shares Outstanding on March 31, 1999: 1,927,590


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

A.  Consolidated Statements of Income (1) (2) (3) (000 omitted)

                                          Three Months Ended
                                                March 31
                                            1999        1998
                                         ----------  ----------
1. Revenues
     a. Sales                            $    2,571  $    2,306
     b. Interest Income                           -           1
     c. Other Income                             18          17
                                         ----------  ----------
                                         $    2,589  $    2,324
2. Cost and Expenses
     a. Cost of Sales                    $    1,790  $    1,580
     b. Selling, General & Admin                305         284
     c. Research & Develoment                     -           -
     d. Interest Expense                         16          25
                                         ----------  ----------

Total Costs and Expenses                 $    2,111  $    1,889
                                         ----------  ----------

3. Income Before Taxes on Income         $      478  $      435

4. Provisions for Taxes on Income               177         161
                                         ----------  ----------

5. Net Income                            $      301  $      274
                                         ----------  ----------

Basic Net Income Per Share               $      .16  $      .14
                                         ----------  ----------

Diluted Net Income Per Share             $      .16  $      .14
                                         ----------  ----------

6. Weighted Average Number of
     Shares Outstanding                   1,927,590   1,909,090

Weighted Average Number of Shares and
     Stock Equivalents Outstanding        1,937,621   1,993,368

7. Dividends Per Share                            -           -

(1)  This Financial Statement is unaudited.

(2) The results for interim periods are not necessarily indicative of results to be expected for the year due to:
     a.  Fluctuations in order receipt and customer delivery.
     b. Fluctuations in yield in manufacturing processes may cause fluctuations in operating results for interim periods.

(3) In the opinion of management, all adjustments have been made which are necessary to reflect a fair statement of the results for the three months periods ended March 31, 1999 and March 31, 1998. All such adjustments are of a normal and recurring nature.

                               ISOMET CORPORATION
                              Financial Statements

B.  Consolidated Statements of Comprehensive Income (000 omitted)


                                         Three Months Ended
                                              March 31
                                         1999          1998
                                         ----          ----
Net Income                               $301          $274
                                         ----          ----

Other Comprehensive Income
--------------------------

Foreign Currency Translation Adj.          (4)           45
                                         ----          ----

Comprehensive Income                     $297          $319
                                         ----          ----

                               ISOMET CORPORATION
                              Financial Statements

C.  Segment Information Three Months Ended March 31 (000 omitted)

                                                   1999
                                         Systems  Components   Total
                                         -------  ----------   ------
Sales                                    $ 1,828  $      743   $2,571
Cost of Sales                              1,381         409    1,790
                                         -------  ----------   ------

Gross Profit                             $   447  $      334   $  781
                                         -------  ----------

General Corporate:

  Interest Income and Other Revenue                                18
  Selling, General and Admin Expenses                            (305)
  Product Development                                               -
  Interest Expense                                                (16)
                                                               ------

Net Income Before Income Taxes                                 $  478
                                                               ------
                                                    1998
                                         Systems  Components   Total
                                         -------  ----------   ------

Sales                                    $   873  $    1,433   $2,306
Cost of Sales                                724         856    1,580
                                         -------  ----------   ------

Gross Profit                             $   149  $      577   $  726
                                         -------  ----------

General Corporate:

  Interest Income and Other Revenue                                18
  Selling, General and Admin Expenses                            (284)
  Product Development                                               -
  Interest Expense                                                (25)
                                                               ------

Net Income Before Income Taxes                                 $  435
                                                               ------

                              ISOMET CORPORATION
                             Financial Statements


D. Balance Sheet (1) (000 omitted)

                                                       March 31    December 31
                                                         1999          1998
                                                         ----          ----
Current Assets

        Cash and Equivalent                              $2,240       $1,427
        Accounts Receivable Net                           1,625        1,838
        Other Current Assets                                705          672
        Inventories (2)                                   3,031        3,785
                                                         ------       ------
                                                         $7,601       $7,722
                                                         ------       ------

Property and Equipment at Cost                           $2,621       $2,626
        Less Accumulated Depreciation                     2,347        2,341
                                                         ------       ------
                                                         $  274       $  285
                                                         ------       ------

Other Assets                                             $    7       $    7
                                                         ------       ------
                                                         $7,882       $8,014
                                                         ------       ------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
        Accounts Payable                                 $  296       $  814
        Accrued Liabilities and Other                       429          261
        Notes Payable to Banks                              322          339
                                                         ------       ------
                                                         $1,047       $1,414

Long Term Liabilities                                    $  326       $  388
                                                         ------       ------

Stockholders' Equity (3)
        Common Stock Par Value $1 Per Share:
        Authorized 2,500,000 Shares; Issued
        And Outstanding:                                 $1,928       $1,928
        Capital Contributed in Excess of Par Value        4,232        4,232
        Retained Earnings                                   330           29
        Foreign Exchange Adjustment                          19           23
                                                         ------       ------
                                                         $6,509       $6,212
                                                         ------       ------
                                                         $7,882       $8,014
                                                         ------       ------

(1)     Unaudited.  Subject to Year-End Adjustments
(2)     Inventory Breakdown
                Parts and Raw Material                   $  819       $1,030
                Work in Process                           1,672        2,262
                Finished Goods                              540          493
                                                         ------       ------
                                                         $3,031       $3,785
                                                         ------       ------

(3)     The number of shares of common stock
        reserved for issuance upon the exercise
        of options granted or to be granted:            253,000      253,000

                               ISOMET CORPORATION
                              Financial Statements

E. Statement of Cash Flows Three Months Ended March 31 (000 omitted)


                                                          1999      1998
                                                          ----      ----
Cash Flows from Operating Activities
     Net Income                                          $  301   $  274

Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities
     Depreciation and Amortization                       $    6   $   31
     Amortization of Deferred Compensation                    -        9
     Changes in Assets and Liabilities:
     (Increase) Decrease in Accounts Receivable             213     (210)
     (Increase) Decrease in Other Current Assets            (33)     (63)
     (Increase) Decrease in Inventories                     754      114
     Increase (Decrease) in Accounts Payable               (518)     269
     Increase (Decrease) in Accrued Liabilities             168     (537)
     (Increase) Decrease in Other Assets                      -        -
                                                         ------   ------

     Total Adjustments                                   $  590   $ (387)
                                                         ------   ------

     Net Cash Provided (Used) by Operating Activities    $  891   $ (113)
                                                         ------   ------

Cash Flows from Investing Activities
     Purchase of Property and Equipment                  $    5   $  (33)
     Proceeds from Sale of Property and Equipment             -        -
                                                         ------   ------
     Net Cash (Used) by Investing Activities             $    5   $  (33)
                                                         ------   ------

Cash Flows from Financing Activities
     Proceeds of Long-Term Debt and Notes Payables       $  (59)  $  (13)
     Principal Payments Under Long-Term Debt and
     Notes Payable                                          (20)     (61)
                                                         ------   ------
     Net Cash Provided (Used) by Financing Activities    $  (79)  $  (74)
                                                         ------   ------

     Effect of Exchange Rate Changes on Cash             $   (4)  $   45
                                                         ------   ------

     Net Increase (Decrease) in Cash                     $  813   $ (175)
                                                         ------   ------

Cash at Beginning of Year                                $1,427   $1,534
                                                         ------   ------
Cash at March 31                                         $2,240   $1,359
                                                         ------   ------

Supplemental Disclosures of Cash Flow Information
     Cash Paid During the Year for:
            Interest                                     $   16   $   25
                                                         ------   ------
            Income Taxes                                 $   15   $  689
                                                         ------   ------

                              ISOMET CORPORATION
                              ------------------

         Item 2: Management's Analysis of Quarterly Income Statements
         ------------------------------------------------------------


     Revenue for the first quarter of 1999 totaled $2,589,000, an increase of $265,000 over $2,324,000 in 1998's first quarter. This improvement was due primarily to increased deliveries of laser plotters to Polaroid Corporation.

     For the current quarter, the Company had net income of $301,000 or $.16 per share. This compares to net income of $274,000 or $.14 per share in the first quarter of 1998. The increase in net income of $27,000 resulted from the following factors:

     1.  Increase in Gross Profit               $ 55,000
     2.  Increase in Selling, G and A            (21,000)
     3.  Decrease in Interest Expense              9,000
     4.  Increase in Income Tax Charge           (16,000)
                                                --------
                                                $ 27,000


     New orders totaled $857,000 for the quarter, compared to $2,475,000 last year. Unfilled orders on March 31, 1999 totaled $1,577,000 compared to $3,608,000 on the same date last year and $3,327,000 on December 31, 1998.

     As reported in March, 1999, the Company's contract with Polaroid for the supply of laser plotters was essentially completed April 1, 1999. As a result, we expect a significant decline in shipments and revenue for the near term. In the interim, any material follow-on orders for this product will be announced to shareholders when they occur.

     As of March 31, 1999, the Company has no material commitments for capital expenditures and accordingly, no funds from sources other than internally generated funds are considered necessary over the next twelve months. During the period from April 1, 1999 - March 31, 2000, the Company expects to generate sufficient cash flow from operations to meet its liquidity needs.

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

          None.

3.  Defaults Upon Senior Securities

          None.

4.  Submission of Matters to a Vote of Security Holders

          None.

5.  Other Information

          None.

6.  Exhibits and Reports on Form 8K

    a.    Exhibits 27 Financial Data Schedule for quarter ended March 31, 1999.

    b. No reports on form 8K have been filed by the Registrant during the quarter ended March 31, 1999.

                              ISOMET CORPORATION

                                  Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  ISOMET CORPORATION



                                                  _______________________
                                                  Registrant



                                                  By: /s/ Jerry W. Rayburn
                                                     ---------------------
                                                  Jerry W. Rayburn
                                                  Executive Vice President
                                                  Finance and Treasurer


Date:  May 10, 1999