Form 10QSB
period 1999-06-30
ISOMET CORP
filed 1999-08-10
CIK 52708

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                            Commission File No.
  June 30, 1999                                                     0-4671

                              ISOMET CORPORATION

State of Incorporation                         IRS Employer Identification No.
         New Jersey                                         22-1591074

                    Address of Principal Executive Offices
                             5263 Port Royal Road
                            Springfield, VA  22151

                 Registrant's Telephone Number: (703) 321-8301

             Common Shares Outstanding on June 30, 1999: 1,927,590

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

A.  Consolidated Statements of Income (1) (2) (3) (000 omitted)

                                                Three Months Ended                       Six Months Ended
                                                     June 30                                  June 30
                                             1999                1998                1999                1998
                                             ----------------------------------------------------------------------
1. Revenues
     a. Sales                                $    1,034          $    2,423          $    3,605          $    4,729
     b. Interest Income                               -                   1                   -                   2
     c. Other Income                                 29                  17                  47                  34
                                             ----------          ----------          ----------          ----------
                                             $    1,063          $    2,441          $    3,652          $    4,765
2. Cost and Expenses
     a. Cost of Sales                        $      641          $    1,660          $    2,431          $    3,240
     b. Selling, General & Admin                    342                 296                 647                 580
     c. Research & Development                       88                   -                  88                   -
     d. Interest Expense                             14                  21                  29                  46
                                             ----------          ----------          ----------          ----------

Total Costs and Expenses                     $    1,085          $    1,977          $    3,195          $    3,866
                                             ----------          ----------          ----------          ----------

3. Income (Loss) Before Taxes on Income
        & Extraordinary Items                $      (22)         $      464          $      457          $      899

4. Provisions for Taxes on Income                     5                 173                 183                 334
                                             ----------          ----------          ----------          ----------

5. Net Income (Loss)                         $      (27)         $      291          $      274          $      565
                                             ----------          ----------          ----------          ----------

Basic Net Income (Loss) Per Share            $     (.01)         $      .15          $      .14          $      .29
                                             ----------          ----------          ----------          ----------

Diluted Net Income (Loss) Per Share          $     (.01)         $      .15          $      .14          $      .29
Weighted Average Number of                   ----------          ----------          ----------          ----------
  Shares Outstanding                          1,927,600           1,920,000           1,927,600           1,914,600

7. Weighted Average Number of Shares and
     Stock Equivalents Outstanding            1,934,000           1,934,900           1,936,100           1,929,000

8. Dividends Per Share                                -                   -                   -                   -

(1)  This Financial Statement is unaudited.

(2) The results for interim periods are not necessarily indicative of results to be expected for the year due to:
     a.  Fluctuations in order receipt and customer delivery.
     b. Fluctuations in yield in manufacturing processes may cause fluctuations in operating results for interim periods.

(3) In the opinion of management, all adjustments have been made which are necessary to reflect a fair statement of the results for the three and six months ended June 30, 1999 and June 30, 1998. All such adjustments are of a normal and recurring nature.

                              ISOMET CORPORATION
                             Financial Statements

B.  Consolidated Statements of Comprehensive Income (000 omitted)

                                         Three Months Ended      Six Months Ended
                                               June 30                June 30
                                         1999           1998     1999         1998
                                         -------------------     -----------------
Net Income (Loss)                        $ (27)        $ 291     $ 274        $ 565
                                         -----         -----     -----        -----

Other Comprehensive Income
--------------------------

Amortization of Deferred Compensation
  From Stock Options                       -0-             8       -0-           16

Foreign Currency Translation Adj.          (16)          (11)      (19)          35
                                         -----         -----     -----        -----

Other Comprehensive Income               $ (16)        $  (3)    $ (19)       $  51
                                         -----         -----     -----        -----

Comprehensive Income                     $ (43)        $ 288     $ 255        $ 616
                                         -----         -----     -----        -----

                              ISOMET CORPORATION
                             Financial Statements

C. Segment Information Three Months Ended June 30 (000 omitted)

                                                               1999
                                                   Systems  Components  Total
                                                   --------------------------
Sales                                              $ 452    $582        $1,034
Cost of Sales                                        289     353           642
                                                   -----    ----        ------

Gross Profit                                       $ 163    $229        $  392
                                                   -----    ----        ------

General Corporate:

  Interest Income and Other Revenue                                         30
  Selling, General and Admin Expenses                                     (342)
  Product Development                                                      (88)
  Interest Expense                                                         (14)
                                                                        ------

Net Income (Loss) Before Income Taxes                                   $  (22)
                                                                        ------

                                                               1998
                                                   Systems  Components  Total
                                                   --------------------------
Sales                                              $1,229   $1,194      $2,423
Cost of Sales                                       1,065      595       1,660
                                                   ------   ------      ------

Gross Profit                                       $  164   $  599      $  763
                                                   ------   ------      ------

General Corporate:

  Interest Income and Other Revenue                                         18
  Selling, General and Admin Expenses                                     (296)
  Product Development                                                        -
  Interest Expense                                                         (21)
                                                                        ------

Net Income Before Income Taxes                                          $  464
                                                                        ------

                              ISOMET CORPORATION
                             Financial Statements

C. Segment Information Six Months Ended June 30 (000 omitted)

                                                               1999
                                                   Systems  Components  Total
                                                   --------------------------
Sales                                              $2,279   $1,326      $3,605
Cost of Sales                                       1,669      762       2,431
                                                   ------   ------      ------

Gross Profit                                       $  610   $  564      $1,174
                                                   ------   ------      ------

General Corporate:

  Interest Income and Other Revenue                                         47
  Selling, General and Admin Expenses                                     (647)
  Product Development                                                      (88)
  Interest Expense                                                         (29)
                                                                        ------

Net Income Before Income Taxes                                          $  457
                                                                        ------

                                                               1998
                                                   Systems  Components  Total
                                                   --------------------------
Sales                                              $2,102   $2,627      $4,729
Cost of Sales                                       1,789    1,450       3,239
                                                   ------   ------      ------

Gross Profit                                       $  313   $1,177      $1,490
                                                   ------   ------      ------

General Corporate:

  Interest Income and Other Revenue                                         36
  Selling, General and Admin Expenses                                     (581)
  Product Development                                                        -
  Interest Expense                                                         (46)
                                                                        ------

Net Income Before Income Taxes                                          $  899
                                                                        ------

                              ISOMET CORPORATION
                             Financial Statements

D.  Consolidated Balance Sheet (1) (000 omitted)

                                                  June 30   December 31
                                                    1999        1998
                                                  --------  ------------
Current Assets

  Cash and Equivalent                             $ 2,970       $ 1,427
  Accounts Receivable Net                             461         1,838
  Other Current Assets                                790           671
  Inventories (2)                                   3,171         3,786
                                                  -------       -------
                                                  $ 7,392       $ 7,722
                                                  -------       -------

Property and Equipment at Cost                    $ 2,619       $ 2,626
  Less Accumulated Depreciation                    (2,356)       (2,341)
                                                  -------       -------
                                                  $   263       $   285
                                                  -------       -------

Other Assets                                      $     8       $     7
                                                  -------       -------
                                                  $ 7,663       $ 8,014
                                                  -------       -------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts Payable                                $   160       $   814
  Accrued Liabilities                                 458           261
  Notes Payable to Banks                              290           339
  Notes Payable to Others                               6             -
                                                  -------       -------
                                                  $   914       $ 1,414
                                                  -------       -------

Long Term Liabilities                             $   282       $   388
                                                  -------       -------
Minority Interest in Consolidated Subsidiary      $     -       $     -
                                                  -------       -------

                                                  $ 1,196       $ 1,802

Stockholders' Equity (Deficit (3))
  Common Stock Par Value $1 Per Share:
  Authorized 2,500,000 Shares; Issued
  And Outstanding:                                $ 1,928       $ 1,928
  Capital Contributed in Excess of Par Value        4,232         4,232
  Retained Earnings                                   303            29
  Foreign Exchange Adjustment                           4            23
                                                  -------       -------
                                                  $ 6,467       $ 6,212
                                                  -------       -------
                                                  $ 7,663       $ 8,014
                                                  -------       -------

(1)  Unaudited.  Subject to Year-End Adjustments
(2)  Inventory Breakdown
          Parts and Raw Material                  $    934      $ 1,030
          Work in Process                            1,822        2,263
          Finished Goods                               415          493
                                                  --------      -------
                                                  $  3,171      $ 3,786
                                                  --------      -------
(3)  The number of shares of common stock
     reserved for issuance upon the exercise
     of options granted or to be granted:          253,000      253,000

                              ISOMET CORPORATION
                             Financial Statements

E.  Consolidated Statement of Cash Flows Six Months Ended June 30 (000 omitted)

                                                             1999      1998
                                                            ------    ------
Cash Flows from Operating Activities
     Net Income (Loss)                                      $  274    $  565

Adjustments to Reconcile Net Income (Loss) to Net
Cash Provided by Operating Activities
     Depreciation and Amortization                          $   15    $   39
     Amortization of Deferred Compensation                       -        17
     Changes in Assets and Liabilities
     (Increase) Decrease in Accounts Receivable              1,377      (548)
     (Increase) Decrease in Other Current Assets              (119)      (82)
     (Increase) Decrease in Inventories                        615       233
     Increase (Decrease) in Accounts Payable                  (654)      389
     Increase (Decrease) in Accrued Liabilities                197      (684)
     (Increase) Decrease in Deposits                             -         -
                                                            ------    ------

     Total Adjustments                                      $1,431    $ (636)
                                                            ------    ------

     Net Cash Provided (Used) by Operating Activities       $1,705    $  (71)
                                                            ------    ------

Cash Flows from Investing Activities
     Proceeds from Disposal of Subsidiary                   $    -    $    -
     Purchase of Property and Equipment                          6       (39)
     Proceeds from Sale of Property and Equipment                -         -
                                                            ------    ------
     Net Cash (Used) by Investing Activities                $    6    $  (39)
                                                            ------    ------

Cash Flows from Financing Activities
     Proceeds of Long-Term Debt and Notes Payables          $  (29)   $  (12)
     Proceeds from Exercise of Incentive Stock Options           -        28
     Principal Payments Under Long-Term Debt and
     Notes Payable                                            (120)     (120)
                                                            ------    ------
     Net Cash Provided (Used) by Financing Activities       $ (149)   $ (104)
                                                            ------    ------

     Effect of Exchange Rate Changes on Cash                $  (19)   $   32
                                                            ------    ------

     Net Increase (Decrease) in Cash                        $1,543    $ (182)
                                                            ------    ------

Cash at Beginning of Year                                   $1,427    $1,534
                                                            ------    ------
Cash at June 30                                             $2,970    $1,352
                                                            ------    ------

Supplemental Disclosures of Cash Flow Information
     Cash Paid During the Year for:
           Interest                                         $   29    $   46
                                                            ------    ------
           Income Taxes                                     $  146    $1,047
                                                            ------    ------

                              ISOMET CORPORATION
                              ------------------

         Item 2: Management's Analysis of Quarterly Income Statements
         ------------------------------------------------------------


     As expected, revenue for the second quarter of 1999 declined substantially to $1,063,000 from $2,441,000 in 1998. This lower revenue level reflects the completion April 1, 1999 of the company's contract with Polaroid for supply of laser plotters. For the six months ended June 30, 1999 revenue decreased to $3,652,000 from $4,765,000 the previous year.

     On the lower revenue level, a net loss of $(27,000) or $(.01) per share was incurred in the current quarter vs. net income of $291,000 or $.15 per share (diluted) last year. For the current six month period net income was $274,000 or $.14 per share (diluted), compared to $565,000 or $.29 per share (diluted) last year. The decrease in net income of $291,000 resulted from the following factors:

1.   Decrease in Gross Profit                          $(315,000)
2.   Increase in Interest and Other Income                11,000
3.   Increase in Selling, General and Admin Costs        (67,000)
4.   Increase in Product Development Costs               (88,000)
5.   Decrease in Interest Expense                         17,000
6.   Decrease in Income Tax Charge                       151,000
                                                       ---------
                                                       $ 291,000

     New orders totaled $838,000 for the quarter and $1,695,000 for the current six month period, compared to $4,921,000 and $7,396,000, respectively last year. Unfilled orders on June 30, 1999 totaled $1,370,000, compared to $6,119,000 on the same date last year and $3,327,000 on December 31, 1998.

     On July 20, 1999 the Company announced the receipt of a follow-on contract from Polaroid for continued manufacture and supply of laser plotters. Deliveries against this order are scheduled to start in the fourth quarter of 1999 and cover an approximately six month period.

     As of June 30, 1999 the Company has no material commitments for capital expenditures and accordingly, no funds from sources other than internally generated funds are considered necessary over the next twelve months. During the period from July 1, 1999 - June 30, 2000, the Company expects to generate sufficient cash flow from operations to meet its liquidity needs.

     The Company is in the process of assessing the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. The purpose of this assessment is to determine whether any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000, could result in errors or system failures, since the Company utilizes a number of computer programs in its operations. The Company has not completed its assessment, but currently believes that costs of addressing this issue will not have a material adverse impact on the Company's financial position. However, if third parties upon which the Company relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company.

                              ISOMET CORPORATION
                              ------------------

                          Part 11: Other Information


1.   Legal Proceedings

          None.

2.   Change in Securities

          None.

3.   Defaults Upon Senior Securities

          None.

4.   Submission of Matters to a Vote of Security Holders

          At the Company's June 3, 1999 Annual Meeting of Shareholders, the Following directors were elected:

               Leon Bademian
               Lee R. Marks
               Thomas P. Meloy
               Jerry W. Rayburn
               Henry Zenzie

5.   Other Information

          None.

6.   Exhibits and Reports on Form 8K

     a.   Exhibits -27- Financial Data Schedule for quarter ended June 30, 1999.

     b.   There were no 8K filings for the quarter ended June 30, 1999.

                              ISOMET CORPORATION

                                  Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  ISOMET CORPORATION



                                                  ________________________
                                                  Registrant



                                                  By:/s/ Jerry W. Rayburn
                                                    ----------------------
                                                  Jerry W. Rayburn
                                                  Executive Vice President
                                                  Finance and Treasurer

Date:     August 10, 1999
    ---------------------