Form 10QSB
period 1999-09-30
ISOMET CORP
filed 1999-11-09
CIK 52708

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


  For Quarter Ended                                          Commission File No.
 September 30 , 1999                                               0-4671


                               ISOMET CORPORATION

State of Incorporation                           IRS Employer Identification No.
      New Jersey                                           22-1591074


                    Address of Principal Executive Offices
                             5263 Port Royal Road
                             Springfield, VA 22151

                  Registrant's Telephone Number: (703) 321-8301

           Common Shares Outstanding on September 30, 1999: 1,927,590


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

A. Consolidated Statements of Income (1) (2) (3) (000 omitted)

                                                 Three Months Ended        Nine Months Ended
                                                   September 30              September 30
                                                 1999         1998         1999        1998
                                             -------------------------------------------------
1. Revenues
         a. Sales                            $    1,057   $    2,095   $    4,662   $    6,825
         b. Interest Income                          --            1           --            2
         c. Other Income                             33           16           80           50
                                             -------------------------------------------------
                                             $    1,090   $    2,112   $    4,742   $    6,877
2. Cost and Expenses
         a. Cost of Sales                    $      585   $    1,435   $    3,016   $    4,675
         b. Selling, General & Admin                293          321          940          901
         c. Research & Development                   48           --          137           --
         d. Interest Expense                         12           20           41           66
                                             -------------------------------------------------

Total Costs and Expenses                     $      938   $    1,776   $    4,134   $    5,642
                                             -------------------------------------------------

3. Income Before Taxes on Income             $      152   $      336   $      608   $    1,235

4. Provisions for Taxes on Income                    66          121          248          456
                                             -------------------------------------------------
5. Net Income                                $       86   $      215   $      360   $      779
                                             -------------------------------------------------

Basic Net Income Per Share                   $      .05   $      .11   $      .19   $      .41

Diluted Net Income Per Share                 $      .04   $      .11   $      .18   $      .40
                                             -------------------------------------------------
6. Weighted Average Number of Shares
         Outstanding                          1,927,600    1,927,600    1,927,600    1,919,000

7.  Weighted Average Number of Shares
         and Stock Equivalents Outstanding    1,946,200    1,940,100    1,962,700    1,932,800

8. Dividends Per Share                               --           --           --           --

(1)  This Financial Statement is unaudited.

(2) The results for interim periods are not necessarily indicative of results to be expected for the year due to:
     a.   Fluctuations in order receipt and customer delivery.
     b. Fluctuations in yield in manufacturing processes may cause fluctuations in operating results for interim periods.

(3) In the opinion of management, all adjustments have been made which are necessary to reflect a fair statement of the results for the three and nine months ended September 30, 1999 and September 30, 1998. All such adjustments are of a normal and recurring nature.

                               ISOMET CORPORATION
                              Financial Statements

B.   Consolidated Statements of Comprehensive Income (000 omitted)


                                      Three Months Ended    Nine Months Ended
                                         September 30          September 30
                                         1999    1998         1999     1998
                                      ---------------------------------------
Net Income                            $    86    $215         $360     $779
                                      ---------------------------------------

Other Comprehensive Income
--------------------------

Amortization of Deferred Compensation
         From Stock Options                --       8           --       25

Foreign Currency Translation Adj            9      17          (10)      50
                                      ---------------------------------------

Other Comprehensive Income            $     9   $  25        $ (10)   $  75
                                      ---------------------------------------

Comprehensive Income                  $    95   $ 240        $ 350    $ 854
                                      ---------------------------------------

                               ISOMET CORPORATION
                              Financial Statements

C. Segment Information Nine Months Ended September 30 (000 omitted)


                                                             1999
                                                 Systems  Components   Total
                                                 ----------------------------
Sales                                            $ 2,453    $ 2,209   $ 4,662
Cost of Sales                                      1,772      1,245     3,017
                                                 -------    -------   -------

Gross Profit                                     $   681    $   964   $ 1,645
                                                 -------    -------   -------

General Corporate:

         Interest Income and Other Revenue                                 81
         Selling, General and Admin Expenses                             (940)
         Product Development                                             (137)
         Interest Expense                                                 (41)
                                                                      -------

Net Income Before Income Taxes                                        $   608
                                                                      -------


                                                            1998
                                                 Systems  Components   Total
                                                 ----------------------------
Sales                                            $ 3,246    $ 3,579   $ 6,825
Cost of Sales                                      2,532      2,143     4,675
                                                 -------    -------   -------

Gross Profit                                     $   714    $ 1,436   $ 2,150
                                                 -------    -------   -------


General Corporate:

         Interest Income and Other Revenue                                 52
         Selling, General and Admin Expenses                             (901)
         Product Development                                               --
         Interest Expense                                                 (66)
                                                                      -------

Net Income Before Income Taxes                                         $1,235
                                                                      -------


                               ISOMET CORPORATION
                              Financial Statements

C. Segment Information Three Months Ended September 30 (000 omitted)


                                                             1999
                                                 Systems  Components   Total
                                                 ----------------------------

Sales                                            $   173    $   884   $ 1,057
Cost of Sales                                        102        483       585
                                                 -------    -------   -------

Gross Profit                                     $    71    $   401   $   472
                                                 -------    -------   -------


General Corporate:

         Interest Income and Other Revenue                                 33
         Selling, General and Admin Expenses                             (293)
         Product Development                                              (48)
         Interest Expense                                                 (12)
                                                                      -------

Net Income Before Income Taxes                                        $   152
                                                                      -------


                                                             1998
                                                 Systems  Components   Total
                                                 ----------------------------

Sales                                            $ 1,144    $   952   $ 2,096
Cost of Sales                                        743        693     1,436
                                                 -------    -------   -------

Gross Profit                                     $   401    $   259   $   660
                                                 -------    -------   -------


General Corporate:

         Interest Income and Other Revenue                                 17
         Selling, General and Admin Expenses                             (321)
         Product Development                                               --
         Interest Expense                                                 (20)
                                                                      -------

Net Income Before Income Taxes                                        $   336
                                                                      -------

                               ISOMET CORPORATION
                              Financial Statements

D.  Consolidated Balance Sheet (1) (000 omitted)

                                                    September 30  December 31
                                                        1999          1998
                                                    -------------------------
Current Assets

         Cash and Equivalent                          $   2,711    $   1,427
         Accounts Receivable Net                            683        1,838
         Other Current Assets                               666          671
         Inventories (2)                                  3,746        3,786
                                                      ----------------------
                                                      $   7,806    $   7,722
                                                      ----------------------

Property and Equipment at Cost                        $   2,655    $   2,626
         Less Accumulated Depreciation                   (2,386)      (2,341)
                                                      ----------------------
                                                      $     269    $     285
                                                      ----------------------

Other Assets                                          $       7    $       7
                                                      ----------------------
                                                      $   8,082    $   8,014
                                                      -----------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
         Accounts Payable                             $     513    $     814
         Accrued Liabilities                                474          261
         Notes Payable to Banks                             282          339
         Notes Payable to Others                              5           --
                                                      ----------------------
                                                      $   1,274    $   1,414
                                                      ----------------------

Long Term Liabilities                                 $     246    $     388
                                                      ----------------------
Minority Interest in Consolidated Subsidiary          $      --    $      --
                                                      ----------------------

Stockholders' Equity (Deficit (3))
         Common Stock Par Value $1 Per Share:
         Authorized 2,500,000 Shares; Issued
         And Outstanding:                             $   1,928    $   1,928
         Capital Contributed in Excess of Par Value       4,232        4,232
         Unamortized Deferred Compensation                   --           --
         Retained Earnings                                  389           29
         Foreign Exchange Adjustment                         13           23
                                                      ----------------------
                                                      $   6,562    $   6,212
                                                      -----------------------
                                                      $   8,082    $   8,014
                                                      -----------------------

(1)   Unaudited.  Subject to Year-End Adjustments
(2)   Inventory Breakdown
         Parts and Raw Material                       $   1,260    $   1,030
         Work in Process                                  2,166        2,263
         Finished Goods                                     320          493
                                                      -----------------------
                                                      $   3,746    $   3,786
                                                      -----------------------

3)   The number of shares of common stock
     reserved for issuance upon the exercise
     of options granted or to be granted:               253,000      253,000

                              ISOMET CORPORATION
                             Financial Statements

E.   Consolidated Statement of Cash Flows
     Nine Months Ended September 30 (000 omitted)


                                                                           1999       1998
                                                                         ------------------
Cash Flows from Operating Activities
         Net Income                                                      $   360    $   780

Adjustments to Reconcile Net Income to Net
     Cash Provided by Operating Activities
         Depreciation and Amortization                                   $    45    $    69
         Amortization of Deferred Compensation                                --         25
         Changes in Assets and Liabilities
         (Increase) Decrease in Accounts Receivable                        1,155       (172)
         (Increase) Decrease in Other Current Assets                           5       (129)
         (Increase) Decrease in Inventories                                   40          8
         Increase (Decrease) in Accounts Payable                            (301)       327
         Increase (Decrease) in Accrued Liabilities                          213       (660)
         (Increase) Decrease in Deposits                                      --         --
                                                                         ------------------

         Total Adjustments                                               $ 1,157    $  (532)
                                                                         ------------------

         Net Cash Provided (Used) by Operating Activities                $ 1,517    $   248
                                                                         ------------------

Cash Flows from Investing Activities
         Proceeds from Disposal of Subsidiary                            $    --    $    --
         Purchase of Property and Equipment                                  (29)       (68)
         Proceeds from Sale of Property and Equipment                         --         --
                                                                         ------------------
         Net Cash (Used) by Investing Activities                         $   (29)   $   (68)
                                                                         ------------------

Cash Flows from Financing Activities
         Proceeds of Long-Term Debt and Notes Payables                   $    --    $   (37)
         Proceeds from Exercise of Incentive Stock Options                    --         28
         Principal Payments Under Long-Term Debt and
                  Notes Payable                                             (194)      (126)
                                                                         ------------------
         Net Cash Provided (Used) by Financing Activities                $  (194)   $  (135)
                                                                         ------------------

         Effect of Exchange Rate Changes on Cash                         $   (10)   $    49
                                                                         ------------------

         Net Increase (Decrease) in Cash                                 $ 1,284    $    94
                                                                         ------------------

Cash at Beginning of Year                                                $ 1,427    $ 1,534
                                                                         ------------------
Cash at September 30                                                     $ 2,711    $ 1,628
                                                                         ------------------
Supplemental Disclosures of Cash Flow Information
         Cash Paid During the Year for:
                  Interest                                               $    41    $    66
                                                                         ------------------
                  Income Taxes                                           $   165    $ 1,212
                                                                         ------------------

                               ISOMET CORPORATION
                               ------------------

          Item 2: Management's Analysis of Quarterly Income Statements
          ------------------------------------------------------------

         Revenue for the third quarter of 1999 decreased to $1,090,000 from $2,112,000 in 1998. This lower revenue level was expected and is the result of substantially lower shipments of laser plotters to Polaroid. The plotter program was renewed in July 1999 and will result in significant revenue for the Company starting in the fourth quarter of 1999 and continuing through March 31, 2000, at a minimum. For the nine months ended September 30, 1999 revenue decreased to $4,742,000 from $6,877,000 the previous year.

         On the lower revenue level, the Company's net income was $86,000 or $.04 per share (diluted) vs. $215,000 or $.11 per share (diluted) last year. For the current nine month period net income was $360,000 or $.18 per share (diluted), compared to $779,000 or $.40 per share (diluted) last year. The decrease in net income of $419,000 resulted from the following factors:

1.   Decrease in Gross Profit                              $(504,000)
2.   Increase in Interest and Other Income                    28,000
3.   Increase in Selling, G & A Expenses                     (39,000)
4.   Increase in Product Development Costs                  (137,000)
5.   Decrease in Interest Expense                             25,000
6.   Decrease in Income Tax Charge                           208,000
                                                         -----------
                                                           $(419,000)

         New orders totaled $2,634,000 for the quarter and $4,329,000 for the current nine month period, compared to $1,356,000 and $8,752,000, respectively last year. Unfilled orders on September 30, 1999 totaled $2,970,000, compared to $5,383,000 on the same date last year and $3,327,000 on December 31, 1998.

         As of September 30, 1999 the Company has no material commitments for capital expenditures and accordingly, no funds from sources other than internally generated funds are considered necessary over the next twelve months. During the period from October 1, 1999 - September 30, 2000, the Company expects to generate sufficient cash flow from operations to meet its liquidity needs.

         The Company is in the process of assessing the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. The purpose of this assessment is to determine whether any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000, could result in errors or system failures, since the Company utilizes a number of computer programs in its operations. The Company has not completed its assessment, but currently believes that costs of addressing this issue will not have a material adverse impact on the Company's financial position. However, if third parties upon which the Company relies are unable to address this issue in a timely manner it could result in a material financial risk to the Company.

                               ISOMET CORPORATION
                               ------------------

                           Part 11: Other Information


1.       Legal Proceedings

                  None

2.       Change in Securities

                  None

3.       Defaults Upon Senior Securities

                  None

4.       Submission of Matters to a Vote of Security Holders

                  None

5.       Other Information

                  None

6.       Exhibits and Reports on Form 8K

         a. Exhibit 27 Financial Data Schedule for quarter ended September 30, 1999.

                               ISOMET CORPORATION

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       ISOMET CORPORATION



                                       ------------------------------
                                       Registrant



                                       By: /s/ Jerry W. Rayburn
                                          ---------------------
                                       Jerry W. Rayburn
                                       Executive Vice President
                                       Finance and Treasurer


Date: November 9, 1999
     -----------------