Form 10KSB40
period 1999-12-31
ISOMET CORP
filed 2000-03-24
CIK 52708

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-KSB

               Annual Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

For Fiscal Year Ended                                  Commission File Number
 December 31, 1999                                               0-4671

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

             1,927,590 Shares Were Outstanding on January 31, 2000


Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of The Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period the Company was required to file such report(s)) and (2) has been subject to such filing requirements for
the past ninety (90) days.    Yes   x     No _____
                                  -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation SB is not contained herein and will not be contained, to the best of registrant knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.     (x)

Revenues for most recent fiscal year $7,017,142

On January 31, 2000 the approximate aggregate market value of the voting stock held by non-affiliates of the Company was $5,757,700.

                   DOCUMENTS INCORPORATED HEREIN BY REFERENCE
                   ------------------------------------------



Portions of the Company's Annual Report to Stockholders for fiscal year 1999 are incorporated by reference into Part II of this Form 10-KSB and portions of the Company's definitive proxy statement for the annual meeting of stockholders to be held on June 1, 2000, are incorporated by reference into Part III of this Form 10-KSB.

                                    PART I


ITEM 1   DESCRIPTION OF BUSINESS

     (a) General Development of Business
         -------------------------------

Isomet Corporation (hereinafter referred to as "Isomet" or "Company") was incorporated in 1956. The Company is a manufacturer of laser control devices, systems and equipment for color image reproduction and other applications.

     (b) Financial Information About Industry Segments
         ---------------------------------------------

See Note 10 (Segment Information) of the Notes to the Consolidated Financial Statements.

     (c) Narrative Description of Business/Business Done and Intended
         -------------------------------------------------------------
         to be Done
         ----------

         (1)  Principal Products and Services

         (a)  Principal Products

Isomet's acousto-optic line is comprised of laser control devices and systems for applications that make use of lasers to process or communicate information through various forms of recorded images. Acousto-optics is the interaction between light and sound within a crystalline material that can be used to manipulate laser light for practical purposes. Acousto-optic technology and devices are an essential element of image processing systems such as laser printers, laser film recorders, phototypesetters and laser-based inspection systems. These products are also used in Dense Wavelength Division Multiplexing
(DWDM) components for application in the telecommunications industry.

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

The following table shows for each of the last three fiscal years the approximate amount of total revenue attributable to the Company's product lines:

Revenue - Sales                     1999        1998        1997
----------------------------------------------------------------
Laser Control Components            $3,289,222  $4,310,194  $5,063,576
Systems                              3,613,866   5,015,360   3,569,043
                                    ----------  ----------  ----------

Total:                              $6,903,088  $9,325,554  $8,632,619

     (b)  Method of Distribution
          ----------------------

The Company distributes its products domestically through its own sales staff and to foreign customers primarily through independent agents or through its foreign subsidiary.

     (2)  New Products
          ------------

New product development effort during 1999 was directed primarily to hardware and software upgrades for existing products, new acousto-optic device designs and expansion of process control techniques for acousto-optic materials.

     (3)  Sources and Availability of Raw Materials
          -----------------------------------------

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

     (6)  Practices Re Certain Working Capital Items
          ------------------------------------------

None

     (7)  Customers
          ---------

In 1999, of $6,903,088 in total sales, one systems customer accounted for $3,493,675 or approximately 51%. In 1998, of $9,325,554 in total sales, one systems customer accounted for $4,782,641 or approximately 51%.

     (8)  Backlog
          -------

Backlog of orders believed to be firm was $3,577,000 as of December 31, 1999 and $3,327,000 as of December 31, 1998. It is expected that all of the backlog orders will be filled during fiscal years 2000 and 2001.

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

For the graphic arts pre-press equipment, the Company competes principally against four foreign companies and two domestic companies, four of which are substantially larger than the Company. No single company dominates the market for sales of this equipment. The Company has an establisehd position in the market for these products.

     (11) Research and Development
          ------------------------

The following amounts were expended for Company sponsored research and development for the fiscal years indicated:

          1999           $140,600
          1998           $  2,745
          1997           $    -0-

     (12) Compliance with Environmental Regulations
          -----------------------------------------

The Company's business is not materially affected by federal, state or local laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.

     (13) Employees
          ---------

On December 31, 1999 the Company employed fifty-one (51) full-time employees, of whom five (5) were employed by the Company's foreign subsidiary.

     (d)  Financial Information About Foreign and Domestic Operations and
          ---------------------------------------------------------------
          Export Sales
          ------------

See Note 10 (Segment Information) of the Notes to the Consolidated Financial Statements.


ITEM II   PROPERTIES

The Company leases 19,724 square feet at 5263 Port Royal Road, Springfield, Virginia for corporate offices, manufacturing facilities and engineering laboratories at an annual rental of $194,400, plus adjustments for increases or decreases in real estate taxes and in the cost-of-living index. This lease expires on August 31, 2001 and provides for two successive three year renewal periods at the same terms and conditions as the present lease. Management believes that the facilities are adequate for its present level of business.

In the United Kingdom, the Company leases 3,017 square feet for acousto-optic products and scanner marketing and service activities. The annual rental amount is $20,651. The lease expires in April 2000 and is expected to be renewed with terms to be negotiated.


ITEM III  LEGAL PROCEEDINGS

There are no material legal proceedings pending against the Company.


ITEM IV   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders in the fourth quarter.

                                    PART II


ITEM V    MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
          SECURITY HOLDER MATTERS

Common stock market prices, dividends and related security holder matters set forth in the Company's 1999 Annual Report to stockholders are hereby incorporated by reference.


ITEM VI   SELECTED FINANCIAL DATA

Selected Financial Data set forth by the Company's 1999 Annual Report to stockholders is hereby incorporated by reference.


ITEM VII  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company's 1999 Annual Report to stockholders is hereby incorporated by reference.


ITEM VIII FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages F-1 through F-23 of this Annual Report on Form 10-KSB.


ITEM IX   DISAGREEMENTS IN ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has not had any disagreements on accounting or financial disclosure with its accountants required to be reported hereunder.

                                   PART III

ITEM X    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information called for by this Item is incorporated by reference from the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders.


ITEM XI   MANAGEMENT/RENUMERATION

The information called for this Item is incorporated by reference from the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders.


ITEM XII  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information called for by this Item is incorporated by reference from the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders.

ITEM XIII CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this Item is incorporated by reference from the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders.


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

No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1999.

                                  SIGNATURES


Pursuant to the requirement of The Securities and Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   ISOMET CORPORATION
                                   (Registrant)



Date:     March 24, 2000           By: /S/ Jerry W. Rayburn
    ---------------------             -----------------------
                                   Jerry W. Rayburn
                                   Executive Vice President, Finance
                                   Treasurer and Director



Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 24th day of March 2000.





/S/  Henry Zenzie        /S/  Leon Bademian       /S/  Lee R. Marks
-------------------      ------------------       -----------------
Henry Zenzie             Leon Bademian            Lee R. Marks
Director                 Director                 Director

                      ISOMET CORPORATION AND SUBSIDIARIES
                               TABLE OF CONTENTS

          TITLE                                                 PAGE
          -----                                                 ----
INDEPENDENT AUDITOR'S REPORT...........................          F-2

AUDITED FINANCIAL STATEMENTS

  CONSOLIDATED BALANCE SHEETS..........................      F-3 - 4

  CONSOLIDATED STATEMENTS OF INCOME....................          F-5

  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME......          F-6

  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY......          F-7

  CONSOLIDATED STATEMENTS OF CASH FLOWS................      F-8 - 9

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...........    F-10 - 23

                  [LETTER HEAD OF ARONSON FETRIDGE & WEIGLE]




                         Independent Auditor's Report
                         ----------------------------



To the Stockholders and Board of Directors
ISOMET CORPORATION
Springfield, Virginia


We have audited the accompanying Consolidated Balance Sheets of ISOMET CORPORATION AND SUBSIDIARIES as of December 31, 1999 and 1998, and the related Consolidated Statements of Income, Comprehensive Income, Stockholders' Equity and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ISOMET CORPORATION AND SUBSIDIARIES as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



ARONSON, FETRIDGE & WEIGLE

Rockville, Maryland
March 3, 2000

                      ISOMET CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1999 AND 1998

                                    ASSETS
                                                                     1999              1998
                                                               ---------------   ---------------
CURRENT ASSETS
 Cash and cash equivalents                                         $   173,236       $ 1,426,814
 Investments (Note 1)                                                2,016,300                 -
 Accounts and notes receivable (Note 5)
   Trade                                                             1,563,823         1,837,763
   Other                                                                13,258            39,701
 Refundable income taxes                                                     -           232,855
 Notes receivable - officers (Note 2)                                        -            45,000
 Precious metals                                                       235,857           187,727
 Inventories (Notes 3 and 5)                                         4,261,209         3,785,733
 Prepaid expenses and other                                             37,260            43,084
 Deferred income tax asset, net (Note 7)                               108,380           123,210
                                                               ---------------   ---------------

     Total current assets                                            8,409,323         7,721,887
                                                               ---------------   ---------------

PROPERTY AND EQUIPMENT, AT COST (NOTES 4 AND 5)                      2,422,850         2,625,753
 Accumulated depreciation and amortization                          (2,087,298)       (2,340,904)
                                                               ---------------   ---------------

     Net property and equipment                                        335,552           284,849
                                                               ---------------   ---------------

OTHER ASSETS
 Deposits                                                                7,357             7,357
                                                               ---------------   ---------------




TOTAL ASSETS                                                       $ 8,752,232       $ 8,014,093
                                                               ===============   ===============

The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

                      ISOMET CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                1999             1998
                                                                           ---------------  ---------------
CURRENT LIABILITIES
 Notes payable (Note 5)                                                         $  177,931       $  339,265
 Accounts payable                                                                  656,002          813,771
 Accrued liabilities (Note 6)                                                      242,317          242,952
 Income taxes payable                                                              179,615           18,178
                                                                           ---------------  ---------------

     Total current liabilities                                                   1,255,865        1,414,166

LONG-TERM LIABILITIES
 Notes payable, net of current portion (Note 5)                                    209,605          387,543
                                                                           ---------------  ---------------

     Total liabilities                                                           1,465,470        1,801,709
                                                                           ---------------  ---------------

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS' EQUITY (NOTE 9)
 Common stock, par value $1 per share; 2,500,000 shares authorized,              1,927,590        1,927,590
  1,927,590 shares issued and outstanding
 Capital contributed in excess of par value                                      4,232,623        4,232,623
 Retained earnings                                                               1,096,027           29,328
 Accumulated other comprehensive income
   Foreign currency translation adjustment                                          30,522           22,843
                                                                           ---------------  ---------------

     Total stockholders' equity                                                  7,286,762        6,212,384
                                                                           ---------------  ---------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $8,752,232       $8,014,093
                                                                           ===============  ===============

The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

                      ISOMET CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                                1999             1998
                                                                           ---------------  ---------------
REVENUE
 Sales                                                                          $6,903,088       $9,325,554
 Interest and other income                                                         114,054           86,985
                                                                           ---------------  ---------------

     Total revenue                                                               7,017,142        9,412,539
                                                                           ---------------  ---------------

EXPENSES (NOTES 4, 8, 9 AND 11)
 Cost of sales                                                                   3,943,135        6,211,351
 Selling expenses                                                                  244,288          267,518
 General and administrative                                                      1,084,691        1,052,702
 Product development                                                               140,600            2,745
 Interest expense                                                                   53,225           84,515
                                                                           ---------------  ---------------

     Total expenses                                                              5,465,939        7,618,831
                                                                           ---------------  ---------------

INCOME BEFORE INCOME TAXES                                                       1,551,203        1,793,708

INCOME TAX EXPENSE (NOTE 7)                                                        484,504          594,389
                                                                           ---------------  ---------------

NET INCOME                                                                      $1,066,699       $1,199,319
                                                                           ===============  ===============

NET INCOME PER SHARE OF COMMON STOCK (NOTE 12)
 Basic net income per share                                                     $      .55       $      .62
                                                                           ===============  ===============

 Diluted net income per share                                                   $      .55       $      .61
                                                                           ===============  ===============

The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

                      ISOMET CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                1999              1998
                                                                           ---------------  ----------------
NET INCOME                                                                      $1,066,699       $1,199,319

OTHER COMPREHENSIVE INCOME
 Foreign currency translation adjustment, net of tax of $4,440 and
  $1,648 in 1999 and 1998, respectively                                              7,679           (2,694)
                                                                           ---------------  ----------------

COMPREHENSIVE INCOME                                                            $1,074,378       $1,196,625
                                                                           ===============  ===============

The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

                      ISOMET CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                                1999              1998
                                                                           ---------------  ----------------
COMMON STOCK
 Shares issued and outstanding, beginning of year                                1,927,590        1,909,090
 Shares issued - exercise of incentive stock options                                     -           18,500
                                                                           ---------------  ---------------

 Shares issued and outstanding, end of year                                      1,927,590        1,927,590
                                                                           ===============  ===============

 Amount issued and outstanding at $1 par value, beginning of year               $1,927,590      $ 1,909,090
 Amount issued - exercise of incentive stock options                                     -           18,500
                                                                           ---------------  ---------------

 Amount issued and outstanding at $1 par value, end of year                      1,927,590        1,927,590
                                                                           ---------------  ---------------

CAPITAL CONTRIBUTED IN EXCESS OF PAR VALUE
 Balance, beginning of year                                                      4,232,623        4,223,003
 Capital contributed - exercise of incentive stock options                               -            9,620
                                                                           ---------------  ---------------

 Balance, end of year                                                            4,232,623        4,232,623
                                                                           ---------------  ---------------

RETAINED EARNINGS (ACCUMULATED DEFICIT)
 Balance, beginning of year                                                         29,328       (1,169,991)
 Net income                                                                      1,066,699        1,199,319
                                                                           ---------------  ---------------

     Balance, end of year                                                        1,096,027           29,328
                                                                           ---------------  ---------------

UNAMORTIZED DEFERRED COMPENSATION FROM STOCK OPTIONS (NOTE 9)
   Balance, beginning of year                                                            -          (32,500)
   Amortization of deferred compensation                                                 -           32,500
                                                                           ---------------  ---------------

     Balance, end of  year                                                               -                -
                                                                           ---------------  ---------------

ACCUMULATED OTHER COMPREHENSIVE INCOME
 Foreign currency translation adjustment
   Balance, beginning of year                                                       22,843           25,537
   Foreign currency translation adjustment                                           7,679           (2,694)
                                                                           ---------------  ---------------

     Balance, end of year                                                           30,522           22,843
                                                                           ---------------  ---------------

TOTAL STOCKHOLDERS' EQUITY                                                      $7,286,762      $ 6,212,384
                                                                           ===============  ===============

The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

                      ISOMET CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                 1999              1998
                                                                           ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                    $ 1,066,699        $1,199,319
 Adjustments to reconcile net income to net cash provided by operating activities
     Depreciation and amortization                                                  68,669            89,118
     Loss on disposal of property and equipment                                      4,282               371
     Amortization of deferred compensation                                               -            32,500
     (Increase) decrease in:
      Accounts, notes and other receivables                                        300,383          (353,468)
      Refundable income taxes                                                      232,855          (232,855)
      Notes receivable - officers                                                   45,000                 -
      Precious metals                                                              (48,130)           (1,444)
      Inventories                                                                 (475,476)         (404,562)
      Prepaid expenses and other current assets                                      5,824               380
      Deferred income tax asset                                                     14,830            66,356
     Increase (decrease) in:
      Accounts payable                                                            (157,769)          497,349
      Accrued liabilities                                                             (635)           24,721
      Income taxes payable                                                         161,437          (668,780)
      Deferred revenue                                                                   -           (10,000)
      Deferred rent payable                                                              -            (4,378)
                                                                           ---------------   ---------------

        Net cash provided by operating activities                                1,217,969           234,627
                                                                           ---------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                                               (123,654)         (105,708)
 Proceeds from disposal of property and equipment                                        -             8,738
 Purchase of investments                                                        (2,016,300)                -
                                                                           ---------------   ---------------

        Net cash used by investing activities                                   (2,139,954)          (96,970)
                                                                           ---------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Repayments of debt                                                               (339,272)         (270,649)
 Proceeds from exercise of incentive stock options                                       -            28,120
 Effect of exchange rate changes on cash                                             7,679            (2,694)
                                                                           ---------------   ---------------

        Net cash used in financing activities                                     (331,593)         (245,223)
                                                                           ---------------   ---------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

                      ISOMET CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                 1999               1998
                                                                           ----------------   ---------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                        (1,253,578)         (107,566)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                      1,426,814         1,534,380
                                                                           ----------------   ---------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                          $   173,236        $1,426,814
                                                                           ================   ===============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid for interest                                                         $    53,225        $   84,515
                                                                           ================   ===============

 Cash paid for income taxes                                                     $   308,237        $1,447,846
                                                                           ================   ===============

The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

                      ISOMET CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1999 AND 1998


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     (A)  Organization

          Isomet Corporation and its Subsidiaries (the Company) produce and sell laser equipment, systems and laser accessory components for color image reproduction applications. The Company also performs sponsored research and development in the general field of laser technology.

     (B)  Basis of consolidation

          The Company has a wholly owned subsidiary in Barbados which has elected to be a Foreign Sales Corporation, and has a wholly-owned subsidiary in the United Kingdom. The consolidated financial statements include the accounts of Isomet and these subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

     (C)  Revenue recognition

          The Company recognizes revenue at the time goods are shipped and title passes to the customer, including goods shipped under multiple delivery fixed-price contracts.

     (D)  Investments

          Investments consist of certificates of deposit and U.S. Treasury bills, all of which mature within one year. These investments are considered to be held-to-maturity as the Company has the intent and ability to hold these securities to maturity. These investments are stated at amortized cost which approximates their fair value.

     (E)  Inventories

          Inventories of parts are stated at cost determined on a first-in, first-out basis, which does not exceed market. Work-in-process and finished goods are stated at the lower of standard costs (which approximate average costs) or market.

                      ISOMET CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1999 AND 1998


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     (F)  Property and equipment

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

     (G)  Foreign currency translation

          The assets and liabilities of the Company's foreign operations are translated at rates of exchange in effect at year end, and revenue, expenses, gains and losses are translated at the average rates of exchange for the year. Gains and losses resulting from translation are accumulated as a separate component of stockholders' equity until the foreign entity is sold or liquidated.

     (H)  Income per share of common stock

          Basic net income per share of common stock has been computed on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share of common stock has been computed on the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The diluted net income per share in 1999 and 1998 includes stock options as common stock equivalents.

     (I)  Statements of cash flows

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

                      ISOMET CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1999 AND 1998


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     (J) Fair value of financial instruments

         The fair market values of the financial instruments included in the consolidated financial statements approximate their carrying value.

     (K) Financial statement estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 2 - NOTES RECEIVABLE - OFFICERS

     The Company held unsecured notes receivable from certain officers of the Company in the amount of $45,000 that required interest at 6%. These loans were paid off in 1999.


NOTE 3 - INVENTORIES

     Inventories at December 31, 1999 and 1998 are summarized as follows:

                                                                                1999             1998
                                                                           ---------------  ---------------
         Parts                                                                  $  563,185       $1,029,601
         Work-in-process                                                         3,169,833        2,262,973
         Finished goods                                                            528,191          493,159
                                                                           ---------------  ---------------

           Total                                                                $4,261,209       $3,785,733
                                                                           ===============  ===============

                      ISOMET CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1999 AND 1998


NOTE 4 - PROPERTY AND EQUIPMENT

     The following is a summary of property and equipment as of December 31, 1999 and 1998:

                                                         1999                              1998
                                           --------------------------------  --------------------------------
                                                              Accumulated                       Accumulated
                                                             Depreciation                      Depreciation
                                                                  and                               and
                                                Cost         Amortization         Cost         Amortization
                                           ---------------  ---------------  ---------------  ---------------
 Plant equipment                                $1,817,973       $1,628,076       $2,044,524       $1,883,343
 Furniture                                         360,557          223,291          337,471          231,652
 Transportation equipment                           43,606           40,403           44,349           32,403
 Leasehold improvements                            200,714          195,528          199,409          193,506
                                           ---------------  ---------------  ---------------  ---------------

                                                $2,422,850       $2,087,298       $2,625,753       $2,340,904
                                           ===============  ===============  ===============  ===============

     Depreciation and amortization of property and equipment charged to operations amounted to $68,669 and $89,118 in 1999 and 1998, respectively.


NOTE 5 - NOTES PAYABLE

                                                                                1999             1998
                                                                           ---------------  ---------------
         NationsBank - Promissory note with interest payable monthly at the Bank's prime rate plus .5%.  The rate in effect on
          December 31, 1999 was 9%.  The loan is payable in monthly
          installments of $12,000 plus interest, with final payment due
          June 1, 2002.  The collateral for this loan is a blanket lien
          on all assets.                                                          $353,604         $497,604

         NationsBank - Promissory note with interest due at the Bank's prime rate plus .5%.  The rate at December 31, 1999 was 9%.
          The loan is payable in monthly installments of $8,000 plus interest, with final payment due May 1, 2000.  The collateral
          for this loan is a blanket lien on all assets.                            30,497          126,497

                      ISOMET CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 5 - NOTES PAYABLE (Continued)

                                                                                1999             1998
                                                                           ---------------  ---------------
         Lloyds Bank, United Kingdom - Overdraft line of credit with interest payable monthly at 4% above the bank's base rate.
          The rate in effect at December 31, 1999 was 9.5%.  Collateral for this loan is a blanket lien on the assets of the Company's wholly-owned United Kingdom subsidiary, and has a maximum
          borrowing base of 75,000 pounds sterling (approximately
          $121,000 at December 31, 1999)                                   $             -         $ 93,695

         Ford Motor Credit Corp. - Loan payable in monthly installments of $520 including interest at 10.25%, with final payment due
          August 28, 2000.  The collateral for the loan is a truck.                  3,435            9,012
                                                                           ---------------  ---------------
                                                                                   387,536          726,808
         Less:  Current portion                                                    177,931          339,265
                                                                           ---------------  ---------------
           Total                                                                  $209,605         $387,543
                                                                           ===============  ===============

     The NationsBank loan agreements contain various covenants as to certain financial ratios and limits borrowings to amounts outstanding on certain receivables. All loan covenants were met as of December 31, 1999.

     Future debt maturities are as follows:

         Year Ending
         December 31                                                             Amount
        -------------                                                       ---------------
           2000                                                                    $177,931
           2001                                                                     144,000
           2002                                                                      65,605
                                                                            ---------------

              Total                                                                $387,536
                                                                            ===============

     In 1998, the Company entered into a $750,000 revolving line of credit agreement with NationsBank. The agreement was renewed in April 1999 and is available through June 30, 2000. Interest is payable at the Eurodollar rate plus 2.95%. The Company made no draws against the line in 1999 or 1998.

                      ISOMET CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1999 AND 1998



NOTE 6 - ACCRUED LIABILITIES

     A summary of accrued liabilities at December 31, 1999 and 1998 are as follows:

                                                                                1999             1998
                                                                           ---------------  ---------------
         Salaries and payroll taxes                                               $ 48,983         $ 66,874
         Compensated absences                                                      171,503          145,112
         Other                                                                      21,831           30,966
                                                                           ---------------  ---------------

           Total                                                                  $242,317         $242,952
                                                                           ===============  ===============


NOTE 7 - INCOME TAXES

     The domestic and foreign components of income before income taxes for 1999 and 1998 are as follows:

                                                                                1999             1998
                                                                           ---------------  ---------------
         Domestic                                                               $1,412,115       $1,617,292
         Foreign                                                                   139,088          176,416
                                                                           ---------------  ---------------

         Income before income taxes                                             $1,551,203       $1,793,708
                                                                           ===============  ===============

     The components of income tax expense are as follows:

                                                                                1999             1998
                                                                           ---------------  ---------------
Current
           Domestic                                                               $469,454         $527,373
           Foreign                                                                     220              660
                                                                           ---------------  ---------------
             Total                                                                 469,674          528,033

         Deferred
           Domestic                                                                 14,830           66,356
                                                                           ---------------  ---------------

         Income tax expense                                                       $484,504         $594,389
                                                                           ===============  ===============

                      ISOMET CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 7 - INCOME TAXES (CONTINUED)

     Significant items attributable to the calculation of the deferred income tax asset are as follows:

                                                                                1999             1998
                                                                           ---------------  ---------------
         Difference in the timing of expenses for tax and financial               $295,795         $324,579
          reporting purposes

     A reconciliation of income taxes computed at the statutory Federal rate and the effective income tax expense is as follows:

                                                                                 1999              1998
                                                                           ----------------  ----------------
         Federal income taxes at statutory rate                                   $527,409          $609,861
         Increases (decreases) in taxes from:
           State income taxes, net of federal benefit                               41,162            49,551
           Change in valuation allowance for UK taxes                              (50,881)          (66,717)
           Difference in expense recognition                                       (33,186)            1,694
                                                                           ---------------   ---------------

             Tax expense                                                          $484,504          $594,389
                                                                           ===============   ===============

     The components of the deferred tax asset at December 31, 1999 and 1998 are as follows:

                                                                                 1999              1998
                                                                           ----------------  ----------------
Deferred tax assets (liabilities)
           Depreciation differences                                               $(35,366)         $(14,782)
           Inventory capitalization adjustment                                      48,572            49,406
           Other inventory adjustments                                              21,975            22,767
           Vacation pay differences                                                 62,838            55,085
           Allowance for doubtful accounts                                           2,071             2,145
           Capital loss carryforwards                                                8,290             8,589
                                                                           ---------------   ---------------

             Total                                                                $108,380          $123,210
                                                                           ===============   ===============

     The Company has net operating loss carryforwards for tax reporting purposes of approximately 594,500 pounds sterling ($960,000) in the United Kingdom.
These losses may be carried forward indefinitely. The Company has provided an allowance for 100% of the tax benefit related to this loss because of the uncertainty of realization.

                      ISOMET CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 8 - COMMITMENTS AND CONTINGENCIES

     The Company leases its plant and office facilities under various long-term operating leases which expire in 2001. The leases require minimum annual rental payments plus additional amounts based upon future increases in property taxes and the consumer price index. The Company has two three-year renewal options under one lease with the same terms.

     Following is a schedule of future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1999:

           Year Ending
           December 31                                                           Amount
          -------------                                                     ---------------
              2000                                                                 $201,283
              2001                                                                  129,600
                                                                            ---------------

                  Total                                                            $330,883
                                                                            ===============

     Total rent expense for all operating leases amounted to $228,398 and $220,734 in 1999 and 1998, respectively.

     The Company is contingently liable for severance pay under employment agreements with certain officers.


NOTE 9 - COMMON STOCK

     During 1988, the Company granted options to certain officers and directors to purchase 97,500 shares of the Company's common stock at $1.75 per share. To the extent not previously exercised, the options terminate in ten years.
Options under the agreement may be exercised only upon the occurrence of certain specified events. Since exercise of the options is contingent upon the occurrence of a future event, the difference between the option price and the market price at the date the options were granted was recorded as deferred compensation in stockholders' equity and amortized ratably over the ten year life of the options. These options expired in 1998. The total amount of deferred compensation amortized to expense during 1998 as a result of the above described options was $32,500.

     In 1992, the Company adopted a stock option plan covering up to 275,000 shares of the Company's stock, which includes all previously issued options, and has a term of ten years. Isomet's Board of Directors shall determine the number of shares and to whom options are to be granted. Options granted under the plan are exercisable at an exercise price to be determined by the board and terminate ten years from the date the options are granted.

                      ISOMET CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1999 AND 1998


NOTE 9 - COMMON STOCK (CONTINUED)

     In January 1993, the Company granted incentive stock options under the plan to employees covering 46,000 shares at a price of $1.52 per share. Prior to 1998, options for 3,500 shares were exercised and options for 3,000 shares were terminated. In 1998, a total of 18,500 incentive stock options were exercised at a price of $1.52 per share. A summary of activity under the plan during 1998 and 1999 follows:

                                                                               Option            Option
                                                                                Price            Shares
                                                                           ---------------  ----------------

         Outstanding at December 31, 1997                                            $1.52           39,500
                                                                                      1.75           97,500
                                                                                            ---------------
           Total                                                                                    137,000

         Options exercised during 1998                                                1.52          (18,500)
         Options expired during 1998                                                  1.75          (97,500)
                                                                           ---------------  ---------------

         Outstanding at December 31, 1998                                             1.52           21,000
         Options granted during 1999                                                  2.00          157,500
                                                                           ---------------  ---------------

         Outstanding at December 31, 1999                                            $1.52           21,000
                                                                                      2.00          157,500
                                                                                            ---------------

           Total                                                                                    178,500
                                                                                            ===============

     At December 31, 1999, there are 15,000 of the $2.00 options that are non-qualified and the remainder of 163,500 options are qualified incentive options under the plan. As of December 31, 1999, there are 74,500 shares available to be issued under the plan.

     The Company follows Accounting Principles Board Opinion No. 25 in accounting for stock options. Accordingly, no compensation cost associated with the 1999 options has been recognized. Had compensation cost for the 1999 options been recognized in accordance with Financial Accounting Standards Board Statement No. 123, net income for 1999 would have been reduced to the pro forma amounts indicated below:

         Net income                                        As reported           $1,066,699
                                                           Pro forma             $1,042,009

         Primary net income per share                      As reported           $      .55
                                                           Pro forma             $      .54

         Diluted net income per share                      As reported           $      .55
                                                           Pro forma             $      .54

                      ISOMET CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1999 AND 1998


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

     The Company's operations by reporting segment for 1999 and 1998 are as follows:

                                                                                  1999
                                                           --------------------------------------------------
                                                               Systems        Components          Total
                                                           ---------------  ---------------  ----------------
          Sales                                                 $3,613,866       $3,289,222      $ 6,903,088
          Cost of sales                                          2,744,940        1,198,195        3,943,135
                                                           ---------------  ---------------  ---------------

          Gross profit                                          $  868,926       $2,091,027        2,959,953
                                                           ===============  ===============

          General corporate:
             Interest income and other revenue                                                       114,054
             Selling expenses                                                                       (244,288)
             General and administrative                                                           (1,084,691)
             Product development                                                                    (140,600)
             Interest expense                                                                        (53,225)
                                                                                             ---------------

          Net income before income taxes                                                         $ 1,551,203
                                                                                             ===============

                      ISOMET CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1999 AND 1998


NOTE 10 - SEGMENT INFORMATION (CONTINUED)

                                                                                  1998
                                                             ------------------------------------------------
                                                                Systems        Components           Total
                                                             -------------    -------------     -------------
          Sales                                              $   5,015,360    $   4,310,194     $  9,325,554
          Cost of sales                                          3,924,600        2,286,751        6,211,351
                                                             -------------    -------------     -------------

          Gross profit                                       $   1,090,760    $   2,023,443        3,114,203
                                                             =============    =============

          General corporate:
             Interest income and other revenue                                                        86,985
             Selling expenses                                                                       (267,518)
             General and administrative                                                           (1,052,702)
             Product development                                                                      (2,745)
             Interest expense                                                                        (84,515)
                                                                                                ------------

          Net income before income taxes                                                        $  1,793,708
                                                                                                ============

     The Company's assets at December 31, 1999 and 1998 by reporting segment are as follows:

                                                                           1999
                                            ------------------------------------------------------------------
                                                                                  General
                                                Systems        Components        Corporate          Total
                                            ---------------  ---------------  ---------------  ---------------
          Accounts and notes receivable          $  916,793       $  647,030  $             -       $1,563,823
          Precious metals                                 -          235,857                -          235,857
          Inventories                             1,153,180        3,108,029                -        4,261,209
          Other                                      33,555          268,442        2,389,346        2,691,343
                                                 ----------       ----------       ----------       ----------

             Total assets                        $2,103,528       $4,259,358       $2,389,346       $8,752,232
                                                 ==========       ==========       ==========       ==========

                                                                           1998
                                            ------------------------------------------------------------------
                                                                                  General
                                                Systems        Components        Corporate          Total
                                            ---------------  ---------------  ---------------  ---------------
          Accounts and notes receivable          $1,298,230       $  539,533  $  -                  $1,837,763
          Precious metals                                 -          187,727                -          187,727
          Inventories                             1,207,717        2,578,016                -        3,785,733
          Other                                      28,485          227,879        1,946,506        2,202,870
                                            ---------------  ---------------  ---------------  ---------------

             Total assets                        $2,534,432       $3,533,155       $1,946,506       $8,014,093
                                            ===============  ===============  ===============  ===============

                      ISOMET CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1999 AND 1998


NOTE 10 - SEGMENT INFORMATION (CONTINUED)

     The Company's operations in different geographic areas were as follows:

                                                                                 1999              1998
                                                                           ----------------  ----------------
         Sales to unaffiliated customers
           North America                                                       $ 5,376,267       $ 6,869,938
           Europe                                                                  979,974         1,610,317
           Far East                                                                546,847           845,299
                                                                           ----------------  ----------------
             Total sales                                                         6,903,088         9,325,554

         Transfers between geographic areas
           United States                                                           650,534         1,132,584
           Europe                                                                  361,754           303,255
           Eliminations                                                         (1,012,288)       (1,435,839)
                                                                           ----------------  ----------------

             Total sales                                                       $ 6,903,088       $ 9,325,554
                                                                           ===============   ===============

         Operating profit
           United States                                                       $ 1,465,560       $ 1,689,427
           United Kingdom                                                          138,868           188,796
           Eliminations                                                                  -                 -
                                                                           ----------------  ----------------
             Total operating profit                                              1,604,428         1,878,223
         Interest expense                                                           53,225            84,515
                                                                           ----------------  ----------------

         Income before income taxes                                            $ 1,551,203       $ 1,793,708
                                                                           ===============   ===============

         Identifiable assets
           United States                                                       $ 5,902,473       $ 5,918,306
           United Kingdom                                                          721,131           698,553
           Eliminations                                                            (60,908)          (74,580)
                                                                           ----------------  ----------------
             Total identifiable assets                                           6,562,696         6,542,279
         General corporate assets                                                2,189,536         1,471,814
                                                                           ----------------  ----------------

           Total assets                                                        $ 8,752,232       $ 8,014,093
                                                                           ===============   ===============

         Liabilities
           United States                                                       $ 1,384,763       $ 1,635,718
           United Kingdom                                                          432,108           760,162
           Eliminations                                                           (351,401)         (594,171)
                                                                           ----------------  ----------------

             Total liabilities                                                 $ 1,465,470       $ 1,801,709
                                                                           ===============   ===============

                     ISOMET CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1999 AND 1998


NOTE 10 - SEGMENT INFORMATION (CONTINUED)

     Transfers between geographic areas are accounted for on a cost plus mark-up basis. Expenses directly identified with an area are used to determine operating profit by geographic areas.

     In 1999, of $6,903,088 in total sales, one systems customer accounted for $3,493,675, or approximately 51%. In 1998, of $9,325,554 in total sales, one systems customer accounted for $4,782,641, or approximately 51%.

     The Company does not normally require its customers to provide collateral for outstanding balances. The Company maintains insurance for collection of accounts receivable on its ten largest domestic customers.

     The Company's products are sold principally in North America, Europe and the far east. Accounts and notes receivable from sales in these areas of the world at December 31, 1999 and 1998, were as follows:

                                                                                1999             1998
                                                                           ---------------  ---------------
         North America                                                          $1,215,205       $1,604,755
         Europe                                                                    300,615          202,988
         Far East                                                                   48,003           30,020
                                                                           ---------------  ---------------

           Total                                                                $1,563,823       $1,837,763
                                                                           ===============  ===============

     The accounts receivable in North America at December 31, 1999 and 1998, were due from 42 and 39 different unrelated customers, of which two customers accounted for $1,073,591 and $1,440,183, respectively. The amount due from these customers is expected to be collected in the normal course of business.

     The accounts receivable in Europe at December 31, 1999 and 1998, were due from nine and eleven different unrelated customers, of which one and two customers accounted for $187,364 and $158,066, respectively. All such debts are expected to be collected in the normal course of business.


NOTE 11 - RETIREMENT PLANS

     One subsidiary maintains a defined contribution retirement plan which is available to all employees of the subsidiary. The plan is funded through the purchase of a group annuity insurance policy. Employer contributions are discretionary. Employees may contribute to the plan in an amount that does not exceed 15% of the employee's annual compensation and vest 100% in their own contributions. Vesting in the employer contributions does not occur until the participant's normal retirement date, as defined. The plan is cancelable upon thirty days notice. Pension expense was $7,775 and $7,070 for the years ended December 31, 1999 and 1998, respectively.

                      ISOMET CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1999 AND 1998


NOTE 11 - RETIREMENT PLANS (CONTINUED)

     The parent company maintains a contributory plan pursuant to Section 401(k) of the Internal Revenue Code. The Plan is available to all employees of the parent company who have completed one year of service. Participants may elect to make contributions to the Plan in an amount not to exceed the lesser of 15% of annual compensation or the maximum amount specified by law. The Company matches employee contributions in an amount not to exceed 2% of annual compensation. The Company may make additional contributions at its discretion. All contributions are held by a trustee and invested at the participant's direction under the options available. Participants are vested 100% in their contributions. Vesting in employer contributions is 20% per year with 100% vesting after five years. Pension expense related to this plan totaled $37,687 and $34,701 for the years ended December 31, 1999 and 1998, respectively.


NOTE 12 - NET INCOME PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for 1999 and 1998:

                                                                                           1999
                                                                 ---------------------------------------------------------
                                                                       Income              Shares            Per Share
                                                                    (Numerator)        (Denominator)          Amount
                                                                 -----------------   -----------------   -----------------
         Net income                                                     $1,066,699
                                                                 -----------------

         Basic net income per share
           Income available to stockholders                              1,066,699           1,927,590                $.55
                                                                                                         =================

         Effect of dilutive securities
           Stock options                                                         -              16,596
                                                                 -----------------   -----------------

         Diluted net income per share                                   $1,066,699           1,944,186                $.55
                                                                 =================   =================   =================

                                                                                           1998
                                                                 ---------------------------------------------------------
                                                                       Income              Shares            Per Share
                                                                    (Numerator)        (Denominator)          Amount
                                                                 ------------------  ------------------  -----------------
         Net income                                                     $1,199,319
                                                                 -----------------

         Basic net income per share
           Income available to stockholders                              1,199,319           1,921,715                $.62
                                                                                                         =================

         Effect of dilutive securities
           Stock options                                                         -              48,656
                                                                 -----------------   -----------------

         Diluted net income per share                                   $1,199,319           1,970,371                $.61
                                                                 =================   =================   =================

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