Form 10QSB
period 2000-03-31
ISOMET CORP
filed 2000-05-12
CIK 52708

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended                                            Commission File No.
  March 31, 2000                                                    0-4671



                               ISOMET CORPORATION



State of Incorporation                           IRS Employer Identification No.
      New Jersey                                             22-1591074



                     Address of Principal Executive Offices
                              5263 Port Royal Road
                              Springfield, VA 22151

                  Registrant's Telephone Number: (703) 321-8301

             Common Shares Outstanding on March 31, 2000: 1,927,590



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

A. Consolidated Statements of Income (1) (2) (3) (000 omitted)

                                                                                  Three Months Ended
                                                                                       March 31
                                                                                2000             1999
                                                                                -----------------------
1. Revenues
         a. Sales                                                               $2,624           $2,571
         b. Interest and Other Income                                               30               18
                                                                                -----------------------
                                                                                $2,654           $2,589
2. Cost and Expenses
         a. Cost of Sales                                                       $1,798           $1,790
         b. Selling, General & Admin                                               341              305
         c. Research & Development                                                  16               -
         d. Interest Expense                                                         8               16
                                                                                -----------------------

Total Costs and Expenses                                                        $2,163           $2,111
                                                                                -----------------------

3. Income Before Taxes on Income                                                $  491           $  478

4. Provisions for Taxes on Income                                                  185              177
                                                                                -----------------------

5. Net Income                                                                   $  306          $   301
                                                                                -----------------------

Basic Net Income Per Share                                                      $  .16          $   .16
                                                                                -----------------------

Diluted Net Income Per Share                                                    $  .15          $   .16
                                                                                -----------------------

6. Weighted Average Number of
         Shares Outstanding                                                     1,927,600       1,927,600

Weighted Average Number of Shares and
         Stock Equivalents Outstanding                                          2,051,000       1,937,600

7. Dividends Per Share                                                            -               -

(1)  This Financial Statement is unaudited.

(2) The results for interim periods are not necessarily indicative of results to be expected for the year due to:
     a.   Fluctuations in order receipt and customer delivery.
     b. Fluctuations in yield in manufacturing processes may cause fluctuations in operating results for interim periods.

(3) In the opinion of management, all adjustments have been made which are necessary to reflect a fair statement of the results for the three months periods ended March 31, 2000 and March 31, 1999. All such adjustments are of a normal and recurring nature.

                               ISOMET CORPORATION
                              Financial Statements

B.       Consolidated Statements of Comprehensive Income (000 omitted)



                                                           Three Months Ended
                                                                March 31
                                                         2000             1999
                                                         ---------------------

Net Income                                               $306             $301
                                                         ---------------------


Other Comprehensive Income
--------------------------

Foreign Currency Translation Adj.                          17              (4)
                                                         ---------------------

Comprehensive Income                                     $323             $297
                                                         ---------------------

                              ISOMET CORPORATION
                             Financial Statements

C.  Segment Information Three Months Ended March 31 (000 omitted)


                                                                                2000
                                                              Systems           Components       Total
                                                              ----------------------------------------
Sales                                                         $1,247            $1,377           $2,624
Cost of Sales                                                    986               812            1,798
                                                              ------            ------           ------

Gross Profit                                                  $  261            $  565           $  826
                                                              ------            ------

General Corporate:

         Interest Income and Other Revenue                                                           30
         Selling, General and Admin Expenses                                                       (341)
         Product Development                                                                        (16)
         Interest Expense                                                                            (8)
                                                                                                 ------

Net Income Before Income Taxes                                                                   $  491
                                                                                                 ------
                                                                                1999
                                                              Systems           Components      Total
                                                              ---------------------------------------
Sales                                                         $1,828            $  743          $ 2,571
Cost of Sales                                                  1,381               409            1,790
                                                              ------            ------          -------

Gross Profit                                                  $  447            $  334          $   781
                                                              ------            ------

General Corporate:

         Interest Income and Other Revenue                                                           18
         Selling, General and Admin Expenses                                                       (305)
         Product Development                                                                          -
         Interest Expense                                                                           (16)
                                                                                                -------

Net Income Before Income Taxes                                                                  $   478
                                                                                                -------

                              ISOMET CORPORATION
                             Financial Statements

D.  Balance Sheet (1) (000 omitted)

                                                                       March 31                 December 31
                                                                         2000                      1999
                                                                       ------------------------------------
Current Assets

         Cash and Investments                                          $2,542                    $2,189
         Accounts Receivable Net                                        1,624                     1,564
         Other Current Assets                                             427                       395
         Inventories (2)                                                4,149                     4,261
                                                                       ---------------------------------
                                                                       $8,742                    $8,409
                                                                       --------------------------------

Property and Equipment at Cost                                         $2,496                    $2,423
         Less Accumulated Depreciation                                  2,097                     2,087
                                                                       --------------------------------
                                                                       $  399                    $  336
                                                                       --------------------------------

Other Assets                                                           $    7                    $    7
                                                                       --------------------------------
                                                                       $9,148                    $8,752
                                                                       --------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
         Accounts Payable                                              $  740                    $  656
         Accrued Liabilities and Other                                    422                       422
         Notes Payable to Banks                                           199                       178
                                                                       --------------------------------
                                                                       $1,361                    $1,256

Long Term Liabilities                                                  $  177                    $  209
                                                                       --------------------------------

Stockholders' Equity (3)
         Common Stock Par Value $1 Per Share:
         Authorized 2,500,000 Shares; Issued
         And Outstanding:                                              $1,928                    $1,928
         Capital Contributed in Excess of Par Value                     4,232                     4,232
         Retained Earnings                                              1,402                     1,096
         Foreign Exchange Adjustment                                       48                        31
                                                                       --------------------------------
                                                                       $7,610                    $7,287
                                                                       --------------------------------
                                                                       $9,148                    $8,752
                                                                       --------------------------------

(1)      Unaudited.  Subject to Year-End Adjustments
(2)      Inventory Breakdown
                  Parts and Raw Material                               $1,302                    $  563
                  Work in Process                                       2,389                     3,170
                  Finished Goods                                          458                       528
                                                                       --------------------------------
                                                                       $4,149                    $4,261
                                                                       --------------------------------

(3)      The number of shares of common stock
         reserved for issuance upon the exercise
         of options granted or to be granted:                         253,000                   253,000

                               ISOMET CORPORATION
                              Financial Statements

E.  Statement of Cash Flows Three Months Ended March 31 (000 omitted)

                                                                       2000                      1999
                                                                       ------------------------------
Cash Flows from Operating Activities
         Net Income                                                    $  306                  $  301

Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities
         Depreciation and Amortization                                 $   10                  $    6
         Amortization of Deferred Compensation                              -                       -
         Changes in Assets and Liabilities:
         (Increase) Decrease in Accounts Receivable                       (60)                    213
         (Increase) Decrease in Other Current Assets                      (32)                    (33)
         (Increase) Decrease in Inventories                               112                     754
         Increase (Decrease) in Accounts Payable                           84                    (518)
         Increase (Decrease) in Accrued Liabilities                         -                     168
         (Increase) Decrease in Other Assets                                -                       -
                                                                       ------------------------------

         Total Adjustments                                             $  114                  $  590
                                                                       ------------------------------

         Net Cash Provided (Used) by Operating Activities              $  420                  $  891
                                                                       ------------------------------

Cash Flows from Investing Activities
         Purchase of Property and Equipment                            $  (73)                 $    5
         Proceeds from Sale of Property and Equipment                       -                       -
                                                                       ------------------------------
         Net Cash (Used) by Investing Activities                       $  (73)                 $    5
                                                                       ------------------------------

Cash Flows from Financing Activities
         Proceeds of Long-Term Debt and Notes Payables                 $   49                  $  (59)
         Principal Payments Under Long-Term Debt and
                  Notes Payable                                           (60)                    (20)
                                                                       ------------------------------
         Net Cash Provided (Used) by Financing Activities              $  (11)                 $  (79)
                                                                       ------------------------------

         Effect of Exchange Rate Changes on Cash                       $   17                  $   (4)
                                                                       ------------------------------

         Net Increase (Decrease) in Cash and Investments               $  353                  $  813
                                                                       ------------------------------

Cash and Investments at Beginning of Year                              $2,189                  $1,427
                                                                       ------------------------------
Cash and Investments at March 31                                       $2,542                  $2,240
                                                                       ------------------------------

Supplemental Disclosures of Cash Flow Information
         Cash Paid During the Year for:
                  Interest                                             $    8                  $   16
                                                                       ------------------------------
                  Income Taxes                                         $  200                  $   15
                                                                       ------------------------------

                               ISOMET CORPORATION
                               ------------------

          Item 2: Management's Analysis of Quarterly Income Statements
          ------------------------------------------------------------



     Revenue for the first quarter of 2000 totaled $2,654,000, an increase of $65,000 over $2,589,000 in 1999's first quarter. This improvement was due primarily to increased deliveries in the Company's acousto-optic product line.

     For the current quarter, the Company had net income of $306,000 or $.15 per share (diluted). This compares to net income of $301,000 or $.16 per share (diluted) in the first quarter of 1999. The increase in net income of $5,000 resulted from the following factors:

     1.       Increase in Gross Profit                    $45,000
     2.       Increase in Selling, G and A                (36,000)
     3.       Decrease in Interest Expense                  8,000
     4.       Increase in Income Tax Charge                (8,000)
     5.       Other                                        (4,000)
                                                       ----------
                                                          $ 5,000

     New orders totaled $3,442,000 for the quarter, compared to $857,000 last year. Unfilled orders on March 31, 2000 totaled $4,419,000 compared to $1,577,000 on the same date last year and $3,577,000 on December 31, 1999.

     As of March 31, 2000, the Company has no material commitments for capital expenditures and accordingly, no funds from sources other than internally generated funds are considered necessary over the next twelve months. During the period from April 1, 2000 - March 31, 2001, the Company expects to generate sufficient cash flow from operations to meet its liquidity needs.

                               ISOMET CORPORATION
                               ------------------

                           Part 11: Other Information


1.   Legal Proceedings

          None.

2.   Change in Securities

          None.

3.   Defaults Upon Senior Securities

          None.

4.   Submission of Matters to a Vote of Security Holders

          None.

5.   Other Information

          None.

6.   Exhibits and Reports on Form 8K

     a.   Exhibits 27 Financial Data Schedule for quarter ended March 31, 2000.

     b. No reports on form 8K have been filed by the Registrant during the quarter ended March 31, 2000.

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


Date:   May 12, 2000
     ---------------