Form 10QSB
period 2000-06-30
ISOMET CORP
filed 2000-08-10
CIK 52708

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  FORM 10-QSB


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



   For Quarter Ended                                  Commission File No.
     June 30, 2000                                           0-4671



                               ISOMET CORPORATION



State of Incorporation                        IRS Employer Identification No.
      New Jersey                                        22-1591074



                     Address of Principal Executive Offices
                              5263 Port Royal Road
                             Springfield, VA 22151

                 Registrant's Telephone Number: (703) 321-8301

             Common Shares Outstanding on June 30, 2000: 1,927,590



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

A. Consolidated Statements of Income (1) (2) (3) (000 omitted)

                                                                      Three Months Ended                   Six Months Ended
                                                                           June 30                               June 30
                                                                    2000              1999               2000                1999
                                                               ---------------------------------------------------------------------
1. Revenues
      a. Sales                                                 $     2,122        $     1,034         $     4,746        $     3,605
      b. Interest Income                                                30               --                    57               --
      c. Other Income                                                    7                 29                  10                 47
                                                               ---------------------------------------------------------------------
                                                               $     2,159        $     1,063         $     4,813        $     3,652

2. Cost and Expenses
      a. Cost of Sales                                         $     1,267        $       641         $     3,065        $     2,431
      b. Selling, General & Admin                                      449                342                 789                647
      c. Research & Development                                          3                 88                  20                 88
      d. Interest Expense                                                8                 14                  16                 29
                                                               ---------------------------------------------------------------------

Total Costs and Expenses                                       $     1,727        $     1,085         $     3,890        $     3,195
                                                               ---------------------------------------------------------------------

3. Income (Loss) Before Taxes on Income
      & Extraordinary Items                                    $       432        $       (22)        $       923        $       457

4. Provisions for Taxes on Income                                      162                  5                 348                183
                                                               ---------------------------------------------------------------------

5. Net Income (Loss)                                           $       270        $       (27)        $       575        $       274
                                                               ---------------------------------------------------------------------

Basic Net Income (Loss) Per Share                              $       .14        $      (.01)        $       .30        $       .14
                                                               ---------------------------------------------------------------------

Diluted Net Income (Loss) Per Share                            $       .13        $      (.01)        $       .28        $       .14
                                                               ---------------------------------------------------------------------
Weighted Average Number of
      Shares Outstanding                                         1,927,600          1,927,600           1,927,600          1,927,600

7. Weighted Average Number of Shares and
      Stock Equivalents Outstanding                              2,031,900          1,934,000           2,050,700          1,936,100

8. Dividends Per Share                                                --                 --                  --                 --

(1)  This Financial Statement is unaudited.

(2) The results for interim periods are not necessarily indicative of results to be expected for the year due to:
     a.   Fluctuations in order receipt and customer delivery.
     b. Fluctuations in yield in manufacturing processes may cause fluctuations in operating results for interim periods.

(3) In the opinion of management, all adjustments have been made which are necessary to reflect a fair statement of the results for the three and six months ended June 30, 2000 and June 30, 1999. All such adjustments are of a normal and recurring nature.

                              ISOMET CORPORATION
                             Financial Statements

B. Consolidated Statements of Comprehensive Income (000 omitted)


                                   Three Months Ended          Six Months Ended
                                         June 30                   June 30
                                   2000         1999          2000         1999
                                  ---------------------------------------------
Net Income (Loss)                 $ 270          $ (27)       $ 575       $ 274
                                  ---------------------------------------------

Other Comprehensive Income
--------------------------

Foreign Currency Translation Adj.   (53)           (16)         (36)        (19)
                                  ---------------------------------------------
Comprehensive Income (Loss)       $ 217          $ (43)       $ 539       $ 255
                                  ---------------------------------------------

                              ISOMET CORPORATION
                             Financial Statements

C. Segment Information Three Months Ended June 30 (000 omitted)


                                                                2000
                                                    Systems   Components  Total
                                                    ----------------------------

Sales                                                $  684     $1,438   $2,122
Cost of Sales                                           735        532    1,267
                                                     ------     ------   ------

Gross Profit                                         $  (51)    $  906   $  855
                                                     ------     ------

General Corporate:

        Interest Income and Other Revenue                                    37
        Selling, General and Admin Expenses                                (449)
        Product Development                                                  (3)
        Interest Expense                                                     (8)
                                                                         ------
Net Income Before Income Taxes                                           $  432
                                                                         ------

                                                                1999
                                                    Systems  Components    Total
                                                    ----------------------------

Sales                                                $  452     $  582    $1,034
Cost of Sales                                           289        353       642
                                                     ------     ------    ------

Gross Profit                                         $  163     $  229    $  392
                                                     ------     ------


General Corporate:

        Interest Income and Other Revenue                                    30
        Selling, General and Admin Expenses                                (342)
        Product Development                                                 (88)
        Interest Expense                                                    (14)
                                                                         ------

Net Income (Loss) Before Income Taxes                                    $  (22)
                                                                         ------

                               ISOMET CORPORATION
                              Financial Statements

C. Segment Information Six Months Ended June 30 (000 omitted)


                                                               2000
                                                    Systems Components Total
                                                    ---------------------------

Sales                                               $ 1,931    $ 2,815  $ 4,746
Cost of Sales                                         1,721      1,344    3,065
                                                    -------    -------  -------

Gross Profit                                        $   210    $ 1,471  $ 1,681
                                                    -------    -------

General Corporate:

        Interest Income and Other Revenue                                    67
        Selling, General and Admin Expenses                                (789)
        Product Development                                                 (20)
        Interest Expense                                                    (16)
                                                                        -------

Net Income Before Income Taxes                                          $   923
                                                                        -------

                                                               1999
                                                    Systems  Components  Total
                                                   -----------------------------

Sales                                              $ 2,279    $ 1,326   $ 3,605
Cost of Sales                                        1,669        762     2,431
                                                   -------    -------   -------

Gross Profit                                       $   610    $   564   $ 1,174
                                                   -------    -------

General Corporate:

        Interest Income and Other Revenue                                    47
        Selling, General and Admin Expenses                                (647)
        Product Development                                                 (88)
        Interest Expense                                                    (29)
                                                                        -------

Net Income Before Income Taxes                                          $   457
                                                                        -------

                              ISOMET CORPORATION
                             Financial Statements

D.  Consolidated Balance Sheet (1) (000 omitted)

                                                        June 30    December 31
                                                         2000          1999
                                                       -----------------------
Current Assets

        Cash and Investments                           $   2,600     $   2,189
        Accounts Receivable Net                            1,203         1,564
        Other Current Assets                                 771           395
        Inventories (2)                                    4,391         4,261
                                                       -----------------------
                                                       $   8.965     $   8,409
                                                       -----------------------

Property and Equipment at Cost                         $   2,509     $   2,423
        Less Accumulated Depreciation                      2,099         2,087
                                                       -----------------------
                                                       $     410     $     336
                                                       -----------------------

Other Assets                                           $       7     $       7
                                                       -----------------------
Total Assets                                           $   9,382     $   8,752
                                                       -----------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
        Accounts Payable                               $     466     $     656
        Accrued Liabilities                                  770           422
        Notes Payable to Banks                               185           178
                                                       -----------------------
                                                       $   1,421     $   1,256
                                                       -----------------------

Long Term Liabilities                                  $     135     $     209
                                                       -----------------------

Total Liabilities                                      $   1,556     $   1,465
                                                       -----------------------

Stockholders' Equity (3)
        Common Stock Par Value $1 Per Share:
        Authorized 2,500,000 Shares; Issued
        And Outstanding:                               $   1,928     $   1,928
        Capital Contributed in Excess of Par Value         4,232         4,232
        Retained Earnings                                  1,672         1,096
        Foreign Exchange Adjustment                           (6)           31
                                                       -----------------------

        Total Stockholders' Equity                     $   7,826     $   7,287
                                                       -----------------------
                                                       $   9,382     $   8,752
                                                       -----------------------

(1) Unaudited. Subject to Year-End Adjustments
(2) Inventory Breakdown
      Parts and Raw Material                           $   1,159     $     563
      Work in Process                                      2,390         3,170
      Finished Goods                                         842           528
                                                       -----------------------
                                                       $   4,391     $   4,261
                                                       -----------------------

(3) The number of shares of common stock
    reserved for issuance upon the exercise
    of options granted or to be granted:                 253,000       253,000

                               ISOMET CORPORATION
                              Financial Statements

E.  Consolidated Statement of Cash Flows Six Months Ended June 30 (000 omitted)

                                                               2000        1999
                                                             -------------------

Cash Flows from Operating Activities
        Net Income (Loss)                                    $   575    $   274

Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities
        Depreciation and Amortization                        $    12    $    15
        Changes in Assets and Liabilities:
        (Increase) Decrease in Accounts Receivable               361      1,377
        (Increase) Decrease in Other Current Assets             (376)      (119)
        (Increase) Decrease in Inventories                      (130)       615
        Increase (Decrease) in Accounts Payable                 (190)      (654)
        Increase (Decrease) in Accrued Liabilities               348        197
        (Increase) Decrease in Deposits                           --         --
                                                             -------------------

        Total Adjustments                                    $    25    $ 1,431
                                                             -------------------

        Net Cash Provided (Used) by Operating Activities     $   600    $ 1,705
                                                             -------------------

Cash Flows from Investing Activities
        Purchase of Property and Equipment                   $   (86)   $     6
        Proceeds from Sale of Property and Equipment              --         --
                                                             -------------------
        Net Cash (Used) by Investing Activities              $   (86)   $     6
                                                             -------------------

Cash Flows from Financing Activities
        Proceeds of Long-Term Debt and Notes Payables        $    35    $   (29)
        Proceeds from Exercise of Incentive Stock Options         --         --
        Principal Payments Under Long-Term Debt and
                Notes Payable                                   (102)      (120)
                                                             -------------------
        Net Cash Provided (Used) by Financing Activities     $   (67)   $  (149)
                                                             -------------------

        Effect of Exchange Rate Changes on Cash              $   (36)   $   (19)
                                                             -------------------

        Net Increase (Decrease) in Cash                      $   411    $ 1,543
                                                             -------------------

Cash and Investments at Beginning of Year                    $ 2,189    $ 1,427
                                                             -------------------
Cash and Investments at June 30                              $ 2,600    $ 2,970
                                                             -------------------

Supplemental Disclosures of Cash Flow Information
        Cash Paid During the Year for:
                Interest                                     $     8    $    29
                                                             -------------------
                Income Taxes                                 $   537    $   146
                                                             -------------------

                               ISOMET CORPORATION
                               ------------------

          Item 2: Management's Analysis of Quarterly Income Statements
          ------------------------------------------------------------


     Revenue for the second quarter of 2000 of $2,159,000 was a significant increase from $1,063,000 in the same quarter last year. This difference primarily reflects expanded systems sales of $232,000 and component sales of $856,000 over last year's second quarter. For the six months ended June 30, 2000, revenue increased to $4,813,000 from $3,652,000 last year. During this period, systems sales decreased $348,000 while sales of components increased $1,489,000, as compared to last year's first six months.

     On the higher revenue level, net earnings were $270,000 or $.13 per share (diluted) vs. a net loss last year of $(27,000) or $(.01) per share. For the current six month period net income was $575,000 or $.28 per share (diluted), compared to $274,000 or $.14 per share (diluted) last year. The increase in net income of $301,000 resulted from the following factors:

        1.      Increase in Gross Profit                               $507,000
        2.      Increase in Interest and Other Income                    20,000
        3.      Increase in Selling, G & A Costs                       (142,000)
        4.      Decrease in Product Development Costs                    68,000
        5.      Decrease in Interest Expense                             13,000
        6.      Increase in Income Tax Charge                          (165,000)
                                                                       --------
                                                                       $301,000

     New orders totaled $1,478,000 for the quarter and $4,920,000 for the current six month period, compared to $838,000 and $1,695,000, respectively last year. Unfilled orders on June 30, 2000 totaled $3,710,000, compared to $1,370,000 on the same date last year and $3,577,000 on December 31, 1999.

     As of June 30, 2000, the Company has no material commitments for capital expenditures. However, our business plan for the period July 1, 2000 - June 30, 2001 will require the acquisition of significant capital equipment items, which we plan to fund with leasing arrangements. Otherwise, over this next twelve month period, the Company expects to generate sufficient cash flow from operations to meet it's liquidity needs.

                               ISOMET CORPORATION
                               ------------------

                           Part 11: Other Information


1. Legal Proceedings

      None.

2. Change in Securities

      None.

3. Defaults Upon Senior Securities

      None.

4. Submission of Matters to a Vote of Security Holders

      At the Company's June 1, 2000 Annual Meeting of Shareholders, the Following directors were elected:

        Leon Bademian
        Lee R. Marks
        Thomas P. Meloy
        Jerry W. Rayburn
        Henry Zenzie

5. Other Information

      None.

6. Exhibits and Reports on Form 8K

   a. Exhibits -27- Financial Data Schedule for quarter ended June 30, 2000.

   b. There were no 8K filings for the quarter ended June 30, 2000.

                               ISOMET CORPORATION

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                      ISOMET CORPORATION



                                                      -----------------------
                                                      Registrant




                                                      By:/s/ Jerry W. Rayburn
                                                         --------------------
                                                      Jerry W. Rayburn
                                                      Executive Vice President
                                                      Finance and Treasurer


Date:   August 10, 2000
     ----------------------