Form 10QSB
period 2000-09-30
ISOMET CORP
filed 2000-11-13
CIK 52708

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For Quarter Ended                       Commission File No.
           September 30, 2000                             0-4671



                               ISOMET CORPORATION



State of Incorporation                          IRS Employer Identification No.
     New Jersey                                            22-1591074

                     Address of Principal Executive Offices
                              5263 Port Royal Road
                              Springfield, VA 22151

                  Registrant's Telephone Number: (703) 321-8301

           Common Shares Outstanding on September 30, 2000: 1,935,090

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

A.       Consolidated Statements of Income (1) (2) (3) (000 omitted)

                                                                  Three Months Ended              Nine Months Ended
                                                                     September 30                    September 30
                                                               2000             1999            2000             1999
                                                           -----------------------------------------------------------------
1. Revenues
         a. Sales                                          $          2,222 $        1,057    $      6,968     $       4,662
         b. Interest Income                                              33              -              91                 -
         c. Other Income                                                 17             33              27                80
                                                           -----------------------------------------------------------------
                                                           $          2,272 $        1,090    $      7,086     $       4,742
2. Cost and Expenses
         a. Cost of Sales                                  $          1,278 $          585    $      4,343     $       3,016
         b. Selling, General & Admin                                    261            293           1,051               940
         c. Research & Development                                       80             48             100               137
         d. Interest Expense                                              8             12              24                41
                                                           -----------------------------------------------------------------

Total Costs and Expenses                                   $          1,627 $          938    $      5,518     $       4,134
                                                           -----------------------------------------------------------------

3. Income Before Taxes on Income                           $            645 $          152    $      1,568     $         608

4. Provisions for Taxes on Income                                        49             66             397               248
                                                           -----------------------------------------------------------------
5. Net Income                                              $            596 $           86    $      1,171     $         360
                                                           -----------------------------------------------------------------
Basic Net Income Per Share                                 $            .31 $          .05    $        .61     $         .19

Diluted Net Income Per Share                               $            .29 $          .04    $        .57     $         .18
                                                           -----------------------------------------------------------------
6. Weighted Average Number of Shares
         Outstanding                                              1,930,000      1,927,600       1,928,400         1,927,600

7. Weighted Average Number of Shares
         and Stock Equivalents Outstanding                        2,076,200      1,946,200       2,060,300         1,962,700

8. Dividends Per Share                                                    -              -               -                 -

(1)  This Financial Statement is unaudited.

(2) The results for interim periods are not necessarily indicative of results to be expected for the year due to:
     a.   Fluctuations in order receipt and customer delivery.
     b. Fluctuations in yield in manufacturing processes may cause fluctuations in operating results for interim periods.

(3) In the opinion of management, all adjustments have been made which are necessary to reflect a fair statement of the results for the three and nine months ended September 30, 2000 and September 30, 1999. All such adjustments are of a normal and recurring nature.

                               ISOMET CORPORATION
                              Financial Statements

B. Consolidated Statements of Comprehensive Income (000 omitted)

                                                     Three Months Ended                 Nine Months Ended
                                                      September 30                       September 30
                                                   2000             1999              2000             1999
                                                   ---------------------------------------------------------------
Net Income                                         $       596      $        86      $      1,171      $       360
                                                   ---------------------------------------------------------------
Other Comprehensive Income
--------------------------

Foreign Currency Translation Adj.                         (21)                9              (57)             (10)
                                                   ---------------------------------------------------------------
Comprehensive Income                               $       575      $        95      $      1,114      $       350
                                                   ---------------------------------------------------------------

                              ISOMET CORPORATION
                             Financial Statements

C. Segment Information Nine Months Ended September 30 (000 omitted)

                                                                                    2000
                                                            Systems              Components               Total
                                                           --------------------------------------------------------
Sales                                                      $      2,688     $              4,280      $       6,968
Cost of Sales                                                     2,253                    2,090              4,343
                                                           ------------     --------------------      -------------
Gross Profit                                               $        435     $              2,190      $       2,625
                                                           ------------     --------------------      -------------

General Corporate:

   Interest Income and Other Revenue                                                                            118
   Selling, General and Admin Expenses                                                                       (1,051)
   Product Development                                                                                         (100)
   Interest Expense                                                                                             (24)
                                                                                                      -------------
Net Income Before Income Taxes                                                                        $       1,568
                                                                                                      -------------
                                                                                    1999
                                                            Systems              Components               Total
                                                           --------------------------------------------------------
Sales                                                      $      2,453     $              2,209      $       4,662
Cost of Sales                                                     1,772                    1,245              3,017
                                                           ------------     --------------------      -------------
Gross Profit                                               $        681     $                964      $       1,645
                                                           ------------     --------------------      -------------

General Corporate:

   Interest Income and Other Revenue                                                                             81
   Selling, General and Admin Expenses                                                                         (940)
   Product Development                                                                                         (137)
   Interest Expense                                                                                             (41)
                                                                                                      -------------
Net Income Before Income Taxes                                                                        $         608
                                                                                                      =============

                               ISOMET CORPORATION
                              Financial Statements

C. Segment Information Three Months Ended September 30 (000 omitted)

                                                                                    1999
                                                            Systems              Components         Total
                                                          -----------------------------------------------
Sales                                                     $     757               $1,465           $2,222
Cost of Sales                                                   532                  746            1,278
                                                          ---------               ------           ------
Gross Profit                                              $     225               $  719           $  944
                                                          ---------               ------           ------

General Corporate:

   Interest Income and Other Revenue                                                                   50
   Selling, General and Admin Expenses                                                               (261)
   Product Development                                                                                (80)
   Interest Expense                                                                                    (8)
                                                                                                   ------
Net Income Before Income Taxes                                                                     $  645
                                                                                                   ------
                                                                                 1999
                                                              Systems          Components          Total
                                                          -----------------------------------------------
Sales                                                     $     173               $  884           $1,057
Cost of Sales                                                   102                  483              585
                                                          ---------               ------           ------
Gross Profit                                              $      71               $  401           $  472
                                                          ---------               ------           ------

General Corporate:

   Interest Income and Other Revenue                                                                   33
   Selling, General and Admin Expenses                                                               (293)
   Product Development                                                                                (48)
   Interest Expense                                                                                   (12)
                                                                                                   ------
Net Income Before Income Taxes                                                                     $  152
                                                                                                   ------

                              ISOMET CORPORATION
                             Financial Statements

D. Consolidated Balance Sheet (1) (000 omitted)

                                                                              September 30              December 31
                                                                                  2000                     1999
                                                                            -----------------------------------------
Current Assets
       Cash and Investments                                                 $          2,663          $         2,189
       Accounts Receivable Net                                                         1,226                    1,564
       Other Current Assets                                                              957                      395
       Inventories (2)                                                                 4,461                    4,261
                                                                            -----------------------------------------
                                                                            $          9,307          $         8,409
                                                                            -----------------------------------------
Property and Equipment at Cost                                              $          2,645          $         2,423
       Less Accumulated Depreciation                                                  (2,108)                  (2,087)
                                                                            -----------------------------------------
                                                                            $            537          $           336
                                                                            -----------------------------------------

Other Assets                                                                $              7          $             7
                                                                            -----------------------------------------
Total Assets                                                                $          9,851          $         8,752
                                                                            -----------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
       Accounts Payable                                                     $            540          $           656
       Accrued Liabilities                                                               653                      422
       Notes Payable to Banks                                                            144                      178
                                                                            -----------------------------------------
                                                                            $          1,337          $         1,256
                                                                            -----------------------------------------

Long Term Liabilities                                                       $             99          $           209
                                                                            -----------------------------------------
Total Liabilities                                                           $          1,436          $         1,465
                                                                            -----------------------------------------
Stockholders' Equity (3)
       Common Stock Par Value $1 Per Share:
       Authorized 2,500,000 Shares; Issued
       And Outstanding:                                                     $          1,935          $         1,928
       Capital Contributed in Excess of Par Value                                      4,240                    4,232
       Retained Earnings                                                               2,267                    1,096
       Foreign Exchange Adjustment                                                       (27)                      31
                                                                            -----------------------------------------
Total Stockholders' Equity                                                  $          8,415          $         7,287
                                                                            -----------------------------------------
                                                                            $          9,851          $         8,752
                                                                            -----------------------------------------
(1)    Unaudited. Subject to Year-End Adjustments
(2)    Inventory Breakdown
                Parts and Raw Material                                      $          1,184          $           563
                Work in Process                                                        2,243                    3,170
                Finished Goods                                                         1,034                      528
                                                                            -----------------------------------------
                                                                            $          4,461          $         4,261
                                                                            -----------------------------------------

(3)    The number of shares of common stock
       reserved for issuance upon the exercise
       of options granted or to be granted:                                          246,000                  253,000

                               ISOMET CORPORATION
                              Financial Statements

E.   Consolidated Statement of Cash Flows
     Nine Months Ended September 30 (000 omitted)

                                                                                   2000                  1999
                                                                            ---------------------------------------
Cash Flows from Operating Activities
     Net Income                                                             $           1,171         $         360
                                                                            ---------------------------------------
Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities
     Depreciation and Amortization                                          $              21         $          45
     Changes in Assets and Liabilities
     (Increase) Decrease in Accounts Receivable                                           338                 1,155
     (Increase) Decrease in Other Current Assets                                         (562)                    5
     (Increase) Decrease in Inventories                                                  (200)                   40
     Increase (Decrease) in Accounts Payable                                             (116)                 (301)
     Increase (Decrease) in Accrued Liabilities                                           231                   213
                                                                            ---------------------------------------
     Total Adjustments                                                      $            (288)        $       1,157
                                                                            ---------------------------------------
     Net Cash Provided (Used) by Operating Activities                       $             883         $       1,517
                                                                            ---------------------------------------
Cash Flows from Investing Activities
     Purchase of Property and Equipment                                     $            (222)        $         (29)
                                                                            ---------------------------------------
Cash Flows from Financing Activities
     Proceeds from Exercise of Incentive Stock Options                      $              15         $           -
     Principal Payments Under Long-Term Debt and
        Notes Payable                                                                    (144)                 (194)
                                                                            ---------------------------------------
     Net Cash Provided (Used) by Financing Activities                       $            (129)        $        (194)
                                                                            ---------------------------------------
     Effect of Exchange Rate Changes on Cash                                $             (58)        $         (10)
                                                                            ---------------------------------------
     Net Increase in Cash and Investments                                   $             474         $       1,284
                                                                            ---------------------------------------

Cash and Investments at Beginning of Year                                   $           2,189         $       1,427
                                                                            ---------------------------------------
Cash and Investments at September 30                                        $           2,663         $       2,711
                                                                            ---------------------------------------
Supplemental Disclosures of Cash Flow Information
     Cash Paid During the Year for:
        Interest                                                            $              24         $          41
                                                                            ---------------------------------------
        Income Taxes                                                        $             678         $         165
                                                                            ---------------------------------------

                               ISOMET CORPORATION
                               ------------------

                    Notes to Condensed Financial Statements
                               September 30, 2000

1.   Interim Financial Statements

     This document includes unaudited interim financial statements that should be read in conjunction with the Company's latest audited annual financial statements. However, in the opinion of management, these financial statements contain all adjustments consisting only of normal recurring items necessary for a fair presentation of the Company's financial position as of September 30, 2000 and December 31, 1999, as well as the results of its operations and its cash flows for the three and nine months ended September 30, 2000 and 1999.

                              ISOMET CORPORATION
                              ------------------

       Item 2: Management's Analysis of Quarterly Income Statements
       ------------------------------------------------------------

         Revenue for the third quarter of 2000 increased to $2,272,000 from $1,090,000 in the same quarter of 1999. This increase of $1,182,000 reflects, primarily, higher revenue in both product lines; increases of $581,000 in components and $584,000 in systems. For the nine months ended September 30, 2000 revenue increased to $7,086,000 from $4,742,000 the previous year. Components shipments were higher by $2,071,000 and systems deliveries increased by $235,000. In addition, interest and other income rose by $38,000.

         The higher revenue level resulted in net earnings for the quarter of $596,000 or $.29 per share (diluted) vs. $86,000 or $.04 per share (diluted) last year. For the current nine month period net income was $1,171,000 or $.57 per share (diluted) compared to $360,000 or $.18 per share (diluted) in 1999. The net income increase of $811,000 resulted from the following factors:

1.     Increase in Gross Profit                                   $  979,000
2.     Increase in Interest and Other Income                          38,000
3.     Increase in Selling, G & A Costs                             (111,000)
4.     Decrease in Product Development Cost                           37,000
5.     Decrease in Interest Expense                                   17,000
6.     Increase in Income Tax Charge                                (149,000)
                                                                  ----------
                                                                  $  811,000
                                                                  ----------

         New orders totaled $1,451,000 for the quarter and $6,371,000 for the current nine month period, compared to $2,634,000 and $4,329,000, respectively last year. Unfilled orders on September 30, 2000 totaled $3,020,000, compared to $2,970,000 on the same date last year and $3,577,000 on December 31, 1999.

         On October 12, 2000, we announced the receipt of $2,800,000 in additional orders for the production and supply of birefringent materials to a customer in the fiber optic industry. Shipments against these new orders are scheduled to extend through December 31, 2001.

         Beginning in the fourth quarter of 2000, the Company is planning for the acquisition of significant capital equipment items. A leasing arrangement has been approved and is in place to fund these requirements. Otherwise, over the period from October 1, 2000 - September 30, 2001, the Company expects to generate sufficient cash flow from operations to meet its liquidity needs.

                               ISOMET CORPORATION
                               ------------------

                           Part 11: Other Information

1.       Legal Proceedings

                  None

2.       Change in Securities

                  None

3.       Defaults Upon Senior Securities

                  None

4.       Submission of Matters to a Vote of Security Holders

                  None

5.       Other Information

                  None

6.       Exhibits and Reports on Form 8K

         a. Exhibit 27 Financial Data Schedule for quarter ended September 30, 2000.

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

Date: November 13, 2000
     ------------------