Form 10KSB40
period 2000-12-31
ISOMET CORP
filed 2001-03-26
CIK 52708

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-KSB

               Annual Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

           For Fiscal Year Ended            Commission File Number
            December 31, 2000                      0-4671

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

             1,973,090 Shares Were Outstanding on January 31, 2001


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation SB is not contained herein and will not be contained, to the best of registrant knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (x)

Revenues for most recent fiscal year $9,215,731

On January 31, 2001 the approximate aggregate market value of the voting stock held by non-affiliates of the Company was $43,371,744.

                  DOCUMENTS INCORPORATED HEREIN BY REFERENCE
                  ------------------------------------------



Portions of the Company's Annual Report to Stockholders for fiscal year 2000 are incorporated by reference into Part II of this Form 10-KSB and portions of the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 31, 2001, are incorporated by reference into Part III of this Form 10-KSB.

                                    PART I


ITEM 1    DESCRIPTION OF BUSINESS

     (a)  General Development of Business
          -------------------------------

Isomet Corporation (hereinafter referred to as "Isomet" or "Company") was incorporated in 1956. The Company is a manufacturer of laser control devices and sub-systems for various laser-based applications. The Company also produces, processes and markets birefringent materials for telecommunications markets.

     (b)  Financial Information About Industry Segments
          ---------------------------------------------

See Note 9 (Segment Information) of the Notes to the Consolidated Financial Statements.

     (c)  Narrative Description of Business/Business Done and Intended
          -------------------------------------------------------------
          to be Done
          ----------

          (1) Principal Products and Services

          (a) Principal Products

Isomet's acousto-optic line is comprised of laser control devices and systems for applications that make use of lasers to process or communicate information through various forms of recorded images. Acousto-optics is the interaction between light and sound within a crystalline material that can be used to manipulate laser light for practical purposes. Acousto-optic technology and devices are an essential element of image processing systems such as laser printers, laser film recorders, phototypesetters and laser-based inspection systems. These products are also used in Dense Wavelength Division Multiplexing
(DWDM) components for application in the telecommunications industry. In this area Isomet's capabilities encompass the growth and processing of various birefringent materials essential in these components.

Isomet has one operating overseas subsidiary. Isomet UK, Ltd. in Wales, UK markets and services graphic arts equipment and laser control devices in Europe. Through its subsidiary and a network of sales representatives, the Company conducts business in most industrially developed countries.

The following table shows for each of the last three fiscal years the approximate amount of total revenue attributable to the Company's product lines :

Revenue - Sales                2000        1999        1998
--------------------------------------------------------------
Laser Control Components    $5,678,539  $3,289,222  $4,310,194
Systems                      3,379,168   3,613,866   5,015,360
                            ----------------------------------

Total:                      $9,057,707  $6,903,088  $9,325,554

     (b)  Method of Distribution
          ----------------------

The Company distributes its products domestically through its own sales staff and to foreign customers primarily through independent agents or through its foreign subsidiary.

     (2)  New Products
          ------------

New product development effort during 2000 was directed primarily to new acousto-optic device designs and expansion of growth and process control techniques for birefringent materials.

     (3)  Sources and Availability of Raw Materials
          -----------------------------------------

Precious metals and various chemicals are raw materials essential to various phases of the Company's business. Precious metals and chemicals are readily available and are obtained from domestic commercial suppliers, such as Engelhard-CLAL and AAA Molybdenum.

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

     (6)  Practices Re Certain Working Capital Items
          ------------------------------------------

None

     (7)  Customers
          ---------

In 2000, of $9,057,707 in total sales, one systems customer accounted for $3,169,745 or 35% and two components customers accounted for $2,688,133 or 30%. In 1999, of $6,903,088 in total sales, one systems customer accounted for $3,493,675 or approximately 51%.

     (8)  Backlog
          -------

Backlog of orders believed to be firm was $7,079,000 as of December 31, 2000 and $3,577,000 as of December 31, 1999. It is expected that all of the backlog orders will be filled during fiscal years 2001 and 2002.

     (9)  Description of Material Business Subject to Renegotiation or
          ------------------------------------------------------------
          Termination
          -----------

The Company has no material business subject to renegotiation or termination.

     (10) Competitive Conditions and Competitive Position
          -----------------------------------------------

No single company dominates the market in the Company's product line for acousto-optic laser components and materials. The Company competes with several companies on the basis of price and product performance. The Company is well known and has an established position in the market for these products.

     (11) Research and Development
          ------------------------

The following amounts were expended for Company sponsored research and development for the fiscal years indicated:

     2000         $213,824
     1999         $140,600
     1998         $  2,745

     (12) Compliance with Environmental Regulations
          -----------------------------------------

The Company's business is not materially affected by federal, state or local laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.

     (13) Employees
          ---------

On December 31, 2000 the Company employed sixty-seven (67) full-time employees, of whom five (5) were employed by the Company's foreign subsidiary.

     (d)  Financial Information About Foreign and Domestic Operations and
          ---------------------------------------------------------------
          Export Sales
          ------------

See Note 9 (Segment Information) of the Notes to the Consolidated Financial Statements.


ITEM II   PROPERTIES

As of December 31, 2000, the Company leases 19,724 square feet at 5263 Port Royal Road, Springfield, Virginia for corporate offices, manufacturing facilities and engineering laboratories at an annual rental of $201,600, plus adjustments for increases or decreases in real estate taxes and in the cost-of-living index. This lease expires on August 31, 2001 and provides for two successive three year renewal periods at the same terms and conditions as the present lease. Effective March 1, 2001, the Company leased an additional 6,250 square feet in this same building at an annual rental of $36,000. The general terms and conditions of the primary lease apply to this additional space. Management believes that the facilities are adequate for its present level of business.

In the United Kingdom, Isomet UK, Ltd. leases 3,017 square feet for marketing and service of the Company's products. The annual rental amount is approximately $20,000. The lease expires in April 2010 and can be terminated in April 2005 at the Company's option.

ITEM III  LEGAL PROCEEDINGS

There are no material legal proceedings pending against the Company.


ITEM IV   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders in the fourth quarter.

                                    PART II


ITEM V    MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
          SECURITY HOLDER MATTERS

Common stock market prices, dividends and related security holder matters set forth in the Company's 2000 Annual Report to stockholders are hereby incorporated by reference.


ITEM VI   SELECTED FINANCIAL DATA

Selected Financial Data set forth by the Company's 2000 Annual Report to stockholders is hereby incorporated by reference.


ITEM VII  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company's 2000 Annual Report to stockholders is hereby incorporated by reference.


ITEM VIII FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages F-1 through F-25 of this Annual Report on Form 10-KSB.


ITEM IX   DISAGREEMENTS IN ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has not had any disagreements on accounting or financial disclosure with its accountants required to be reported hereunder.

                                   PART III

ITEM X    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information called for by this Item is incorporated by reference from the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders.


ITEM XI   MANAGEMENT RENUMERATION

The information called for this Item is incorporated by reference from the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders.


ITEM XII  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information called for by this Item is incorporated by reference from the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders.

ITEM XIII CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this Item is incorporated by reference from the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders.


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

No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2000.

                                  SIGNATURES


Pursuant to the requirement of The Securities and Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       ISOMET CORPORATION
                                       (Registrant)



Date:  March 26, 2001                  By: /S/ Jerry W. Rayburn
     ---------------------                ----------------------------------
                                          Jerry W. Rayburn
                                          Executive Vice President, Finance
                                          Treasurer and Director


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 26th day of March 2001.



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

3.7  Certificate of Incorporation of Registrant (Restated) filed April 7, 1969.*

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

                      ISOMET CORPORATION AND SUBSIDIARIES
                               TABLE OF CONTENTS


          TITLE                                          PAGE
          -----                                          ----

INDEPENDENT AUDITOR'S REPORT                             F-2

AUDITED FINANCIAL STATEMENTS

  CONSOLIDATED BALANCE SHEETS......................      F-3-4

  CONSOLIDATED STATEMENTS OF INCOME................      F-5

  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME..      F-6

  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY..      F-7

  CONSOLIDATED STATEMENTS OF CASH FLOWS............      F-8-9

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.......      F-10-25

                         Independent Auditor's Report
                         ----------------------------



To the Stockholders and Board of Directors
ISOMET CORPORATION
Springfield, Virginia


We have audited the accompanying Consolidated Balance Sheets of ISOMET CORPORATION AND SUBSIDIARIES as of December 31, 2000 and 1999, and the related Consolidated Statements of Income, Comprehensive Income, Stockholders' Equity and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ISOMET CORPORATION AND SUBSIDIARIES as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ Aronson, Fetridge & Weigle

ARONSON, FETRIDGE & WEIGLE


Rockville, Maryland
March 9, 2001

                      ISOMET CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 2000 AND 1999


                                    ASSETS

                                                                                   2000              1999
                                                                               -----------       -----------
CURRENT ASSETS
 Cash and cash equivalents                                                     $   882,859       $   173,236
 Investments (Note 1)                                                            1,457,097         2,016,300
 Accounts and notes receivable (Notes 4 and 12)
   Trade                                                                           913,190         1,563,823
   Other                                                                            17,447            13,258
 Refundable income taxes                                                             4,001                 -
 Precious metals                                                                   510,248           235,857
 Inventories (Notes 2, 4 and 12)                                                 3,866,657         4,261,209
 Prepaid expenses and other                                                         45,589            37,260
 Deferred income tax asset, net (Notes 6 and 12)                                   671,176           108,380
                                                                               -----------       -----------

     Total current assets                                                        8,368,264         8,409,323
                                                                               -----------       -----------

PROPERTY AND EQUIPMENT, AT COST (NOTES 3 AND 4)                                  2,710,865         2,422,850
 Accumulated depreciation and amortization                                      (1,958,082)       (2,087,298)
                                                                               -----------       -----------

     Net property and equipment                                                    752,783           335,552
                                                                               -----------       -----------

OTHER ASSETS
 Deposits                                                                          126,934             7,357
                                                                               -----------       -----------

TOTAL ASSETS                                                                   $ 9,247,981       $ 8,752,232
                                                                               ===========       ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

                      ISOMET CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 2000 AND 1999


                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                   2000              1999
                                                                                ----------        ----------
CURRENT LIABILITIES
 Notes payable (Note 4)                                                         $  159,577        $  177,931
 Accounts payable                                                                  559,646           656,002
 Accrued liabilities (Note 5)                                                      285,681           242,317
 Income taxes payable                                                               58,430           179,615
 Deferred revenue                                                                   30,507                 -
                                                                                ----------        ----------

     Total current liabilities                                                   1,093,841         1,255,865

LONG-TERM LIABILITIES
 Notes payable, net of current portion (Note 4)                                    247,089           209,605
                                                                                ----------        ----------

     Total liabilities                                                           1,340,930         1,465,470
                                                                                ----------        ----------

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS' EQUITY (NOTE 8)
 Common stock, par value $1 per share; 2,500,000 shares authorized,              1,963,090         1,927,590
  1,963,090 and 1,927,590 shares issued and outstanding at December 31,
  2000 and 1999, respectively
 Capital contributed in excess of par value                                      4,259,243         4,232,623
 Retained earnings                                                               1,698,302         1,096,027
 Accumulated other comprehensive income
   Foreign currency translation adjustment                                         (13,584)           30,522
                                                                                ----------        ----------

     Total stockholders' equity                                                  7,907,051         7,286,762
                                                                                ----------        ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $9,247,981        $8,752,232
                                                                                ==========        ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

                      ISOMET CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                                   2000             1999
                                                                                ----------       ----------
REVENUE
 Sales                                                                          $9,057,707       $6,903,088
 Interest and other income                                                         158,024          114,054
                                                                                ----------       ----------

     Total revenue                                                               9,215,731        7,017,142
                                                                                ----------       ----------

EXPENSES (NOTES 3, 7, 8 AND 10)
 Cost of sales                                                                   5,314,325        3,943,135
 Selling expenses                                                                  316,103          244,288
 General and administrative                                                      1,182,239        1,084,691
 Product development                                                               213,824          140,600
 Interest expense                                                                   34,736           53,225
                                                                                ----------       ----------

     Total expenses                                                              7,061,227        5,465,939
                                                                                ----------       ----------

INCOME BEFORE LOSS ON CONTRACT TERMINATION AND INCOME TAXES                      2,154,504        1,551,203
 Loss on contract termination (Note 12)                                          1,511,308                -
                                                                                ----------       ----------

INCOME BEFORE INCOME TAXES                                                         643,196        1,551,203

INCOME TAX EXPENSE (NOTES 6 AND 12)                                                 40,921          484,504
                                                                                ----------       ----------

NET INCOME                                                                      $  602,275       $1,066,699
                                                                                ==========       ==========

NET INCOME PER SHARE OF COMMON STOCK (NOTE 11)
 Basic net income per share                                                     $      .31       $      .55
                                                                                ==========       ==========

 Diluted net income per share                                                   $      .29       $      .55
                                                                                ==========       ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

                      ISOMET CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                                     2000            1999
                                                                                  --------        ----------
NET INCOME                                                                        $602,275        $1,066,699

OTHER COMPREHENSIVE (LOSS) INCOME
 Foreign currency translation adjustment, net of tax of $(11,827) and              (44,106)            7,679
  $4,440 in 2000 and 1999, respectively                                           --------        ----------

COMPREHENSIVE INCOME                                                              $558,169        $1,074,378
                                                                                  ========        ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

                      ISOMET CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                                   2000              1999
                                                                                ----------        ----------
COMMON STOCK
 Shares issued and outstanding, beginning of year                                1,927,590         1,927,590
 Shares issued - exercise of incentive stock options                                35,500                 -
                                                                                ----------        ----------

 Shares issued and outstanding, end of year                                      1,963,090         1,927,590
                                                                                ==========        ==========

 Amount issued and outstanding at $1 par value, beginning of year               $1,927,590        $1,927,590
 Amount issued - exercise of incentive stock options                                35,500                 -
                                                                                ----------        ----------

 Amount issued and outstanding at $1 par value, end of year                      1,963,090         1,927,590
                                                                                ----------        ----------

CAPITAL CONTRIBUTED IN EXCESS OF PAR VALUE
 Balance, beginning of year                                                      4,232,623         4,232,623
 Capital contributed - exercise of incentive stock options                          26,620                 -
                                                                                ----------        ----------

 Balance, end of year                                                            4,259,243         4,232,623
                                                                                ----------        ----------

RETAINED EARNINGS
 Balance, beginning of year                                                      1,096,027            29,328
 Net income                                                                        602,275         1,066,699
                                                                                ----------        ----------

     Balance, end of year                                                        1,698,302         1,096,027
                                                                                ----------        ----------

ACCUMULATED OTHER COMPREHENSIVE INCOME
 Foreign currency translation adjustment
   Balance, beginning of year                                                       30,522            22,843
   Foreign currency translation adjustment                                         (44,106)            7,679
                                                                                ----------        ----------

     Balance, end of year                                                          (13,584)           30,522
                                                                                ----------        ----------

TOTAL STOCKHOLDERS' EQUITY                                                      $7,907,051        $7,286,762
                                                                                ==========        ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

                      ISOMET CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                                    2000              1999
                                                                                -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                     $   602,275       $ 1,066,699
 Adjustments to reconcile net income to net cash provided by operating activities
     Depreciation and amortization                                                   69,735            68,669
     Loss on disposal of property and equipment                                           -             4,282
     (Increase) decrease in:
      Accounts, notes and other receivables                                         646,444           300,383
      Refundable income taxes                                                        (4,001)          232,855
      Notes receivable - officers                                                         -            45,000
      Precious metals                                                              (274,391)          (48,130)
      Inventories                                                                   315,516          (475,476)
      Prepaid expenses and other current assets                                      (8,329)            5,824
      Deferred income tax asset                                                    (562,796)           14,830
      Deposits                                                                     (119,577)                -
     Increase (decrease) in:
      Accounts payable                                                              (96,356)         (157,769)
      Accrued liabilities                                                            43,364              (635)
      Income taxes payable                                                         (121,185)          161,437
      Deferred revenue                                                               30,507                 -
                                                                                -----------       -----------

        Net cash provided by operating activities                                   521,206         1,217,969
                                                                                -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                                                (407,930)         (123,654)
 Purchase of investments                                                         (1,811,549)       (2,016,300)
 Proceeds from maturity of investments                                            2,370,752                 -
                                                                                -----------       -----------

        Net cash provided (used) by investing activities                            151,273        (2,139,954)
                                                                                -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Repayments of debt                                                                (177,931)         (339,272)
 Proceeds from exercise of incentive stock options                                   62,120                 -
 Effect of exchange rate changes on cash                                            (44,106)            7,679
 Proceeds from notes payable                                                        197,061                 -
                                                                                -----------       -----------

        Net cash provided (used) in financing activities                             37,144          (331,593)
                                                                                -----------       -----------

The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

                      ISOMET CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                                    2000            1999
                                                                                  --------      -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              $709,623      $(1,253,578)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                       173,236        1,426,814
                                                                                  --------      -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                            $882,859      $   173,236
                                                                                  ========      ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid for interest                                                           $ 34,736      $    53,225
                                                                                  ========      ===========

 Cash paid for income taxes                                                       $734,321      $   308,237
                                                                                  ========      ===========

NONCASH INVESTING AND FINANCING ACTIVITIES
 Inventory put into service as equipment                                          $ 79,036      $         -
                                                                                  ========      ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

                      ISOMET CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2000 AND 1999


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     (A)  Organization

          Isomet Corporation and its Subsidiaries (the Company) produce and sell laser equipment, systems and laser accessory components for color image reproduction applications and birefringent materials for fiberoptics. The Company also performs sponsored research and development in the general field of laser technology.

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

                      ISOMET CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2000 AND 1999


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     (F)  Property and equipment

          Depreciation and amortization of property and equipment is recorded using the straight-line method over estimated useful lives as follows:

                                                                    Years
                                                                -------------

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

     (H)  Income per share of common stock

          Basic net income per share of common stock has been computed on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share of common stock has been computed on the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The diluted net income per share in 2000 and 1999 includes stock options as common stock equivalents.

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

                      ISOMET CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2000 AND 1999


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


NOTE 2 - INVENTORIES

     Inventories at December 31, 2000 and 1999 are summarized as follows:

                                                                               2000             1999
                                                                           ----------       ----------
         Parts                                                             $1,189,983       $  563,185
         Work-in-process                                                    3,122,957        3,169,833
         Finished goods                                                       507,024          528,191
                                                                           ----------       ----------
                                                                            4,819,964        4,261,209
         Less:  Allowance for realization due to contract termination         953,307                -
          (Note 12)                                                        ----------       ----------

         Total                                                             $3,866,657       $4,261,209
                                                                           ==========       ==========

                      ISOMET CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2000 AND 1999


NOTE 3 - PROPERTY AND EQUIPMENT

     The following is a summary of property and equipment as of December 31, 2000 and 1999:

                                                         2000                              1999
                                           --------------------------------  --------------------------------
                                                             Accumulated                       Accumulated
                                                             Depreciation                      Depreciation
                                                                 and                               and
                                                 Cost        Amortization          Cost        Amortization
                                           ---------------  ---------------  ---------------  ---------------
 Plant equipment                                $1,901,772       $1,512,990       $1,817,973       $1,628,076
 Furniture                                         586,409          230,830          360,557          223,291
 Transportation equipment                           16,469           16,469           43,606           40,403
 Leasehold improvements                            206,215          197,793          200,714          195,528
                                                ----------       ----------       ----------       ----------

                                                $2,710,865       $1,958,082       $2,422,850       $2,087,298
                                                ==========       ==========       ==========       ==========

     Depreciation and amortization of property and equipment charged to operations amounted to $69,735 and $68,669 in 2000 and 1999, respectively.


NOTE 4 - NOTES PAYABLE

     Notes payable consist of:

                                                                                    2000             1999
                                                                                  --------         --------
         Bank of America - Promissory note with interest payable monthly at the Bank's prime rate plus .5%.  The rate in effect on
          December 31, 2000 was 10%.  The loan is payable in monthly installments of $12,000 plus interest, with final payment due
          June 1, 2002.  The collateral for this loan is a blanket lien
          on all assets.                                                          $209,604         $353,604

         Bank of America - Promissory note with interest payable at the
          LIBOR rate plus 2.70%.  The rate at December 31, 2000 was
          approximately 9.25%.  Interest only payments are due through
          July 1, 2001, when the note converts into a 5-year capital lease.  The collateral for this loan is the equipment
          purchased with proceeds from the note.                                   197,062                -

                      ISOMET CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2000 AND 1999


NOTE 4 - NOTES PAYABLE (CONTINUED)

                                                                             2000             1999
                                                                           --------         --------
         Bank of America - Promissory note with interest due at the
          Bank's prime rate plus .5%.  The rate at December 31, 1999 was
          9%.  The loan was payable in monthly installments of $8,000 plus interest, and was paid-off May 1, 2000.  The collateral
          for this loan was a blanket lien on all assets.                  $      -         $ 30,497

         Ford Motor Credit Corp. - Loan payable in monthly installments of $520 including interest at 10.25%, with final payment made
          August 28, 2000.  The collateral for the loan was a truck.              -            3,435
                                                                           --------         --------

                                                                            406,666          387,536
         Less:  Current portion                                             159,577          177,931
                                                                           --------         --------
           Total                                                           $247,089         $209,605
                                                                           ========         ========

     The Bank of America loan agreements contain various covenants as to certain financial ratios and limits borrowings to amounts outstanding on certain receivables. All loan covenants were met as of December 31, 2000.

     Future debt maturities are as follows:

                Year Ending
                December 31                                      Amount
                -----------                                 ----------------
                   2001                                         $159,577
                   2002                                           99,194
                   2003                                           37,120
                   2004                                           41,021
                   2005                                           45,332
                Thereafter                                        24,422
                                                                --------
                     Total                                      $406,666
                                                                ========

     The Company has entered into a $750,000 revolving line of credit agreement with Bank of America that is available through June 30, 2001. Interest is payable at the Eurodollar rate plus 2.95%. The Company made no draws against the line in 2000 or 1999.

                      ISOMET CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2000 AND 1999


NOTE 5 - ACCRUED LIABILITIES

     A summary of accrued liabilities at December 31, 2000 and 1999 are as follows:

                                                                             2000             1999
                                                                           --------         --------
         Salaries and payroll taxes                                        $ 65,273         $ 48,983
         Compensated absences                                               196,875          171,503
         Other                                                               23,533           21,831
                                                                           --------         --------

           Total                                                           $285,681         $242,317
                                                                           ========         ========

NOTE 6 - INCOME TAXES

     The domestic and foreign components of income before income taxes for 2000 and 1999 are as follows:

                                                                             2000             1999
                                                                           --------       ----------
         Domestic                                                          $338,163       $1,412,115
         Foreign                                                            305,033          139,088
                                                                           --------       ----------

         Income before income taxes                                        $643,196       $1,551,203
                                                                           ========       ==========

     The components of income tax expense are as follows:


                                                                              2000              1999
                                                                           ---------          --------
         Current
           Domestic                                                        $ 603,252          $469,454
           Foreign                                                               464               220
                                                                           ---------          --------
             Total                                                           603,716           469,674
                                                                           ---------          --------

         Deferred
           Domestic                                                         (518,795)           14,830
           Foreign                                                           (44,000)                -
                                                                           ---------          --------
             Total                                                          (562,795)           14,830
                                                                           ---------          --------

         Income tax expense                                                $  40,921          $484,504
                                                                           =========          ========

                      ISOMET CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2000 AND 1999


NOTE 6 - INCOME TAXES (CONTINUED)

     Significant items attributable to the calculation of the deferred income tax asset are as follows:

                                                                              2000              1999
                                                                           ---------          --------

         Difference in the timing of expenses for tax and financial
          reporting purposes                                               $1,711,723         $295,795
                                                                           ==========         ========

     A reconciliation of income taxes computed at the statutory Federal rate and the effective income tax expense is as follows:

                                                                              2000              1999
                                                                           ---------          --------
         Federal income taxes at statutory rate                            $ 218,687          $527,409
         Increases (decreases) in taxes from:
           State income taxes, net of federal benefit                         12,421            41,162
           Effect of graduated federal tax rates                             (11,750)          (11,750)
           Change in valuation allowance for UK taxes                       (155,577)          (50,881)
           Difference in expense recognition                                 (22,860)          (21,436)
                                                                           ---------          --------

             Tax expense                                                   $  40,921          $484,504
                                                                           =========          ========

     The components of the deferred tax asset at December 31, 2000 and 1999 are as follows:

                                                                              2000              1999
                                                                           ---------          --------
         Deferred tax assets (liabilities)
           Depreciation differences                                         $(56,074)        $ (35,366)
           Inventory capitalization adjustment                                47,011            48,572
           Other inventory adjustments                                       349,292            21,975
           Vacation pay differences                                           72,135            62,838
           Allowance for doubtful accounts                                   206,522             2,071
           Capital loss carryforwards                                          8,290             8,290
           Net operating loss carryforward - foreign                         123,000           192,000
           Valuation allowance - foreign                                     (79,000)         (192,000)
                                                                            --------         ---------

             Total                                                          $671,176         $ 108,380
                                                                            ========         =========

     The Company has net operating loss carryforwards for tax reporting purposes of approximately 412,300 pounds sterling ($615,000) in the United Kingdom.
These losses may be carried forward indefinitely. The Company has provided an allowance for the tax benefit related to this loss because of the uncertainty of realization.

                      ISOMET CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2000 AND 1999


NOTE 7 - COMMITMENTS AND CONTINGENCIES

     The Company leases its plant and office facilities under two long-term operating leases which expire in 2004 and 2010. The leases require minimum annual rental payments plus additional amounts based upon future increases in property taxes and the consumer price index.

     Following is a schedule of future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2000:

       Year Ending
       December 31                                      Amount
       -----------                                    ----------

          2001                                        $  252,050
          2002                                           258,050
          2003                                           258,050
          2004                                           178,850
          2005                                            20,450
       Thereafter                                         88,617
                                                      ----------

                 Total                                $1,056,067
                                                      ==========

     Total rent expense for all operating leases amounted to $231,352 and $228,398 in 2000 and 1999, respectively.

     The Company is contingently liable for severance pay under employment agreements with certain officers.


NOTE 8 - COMMON STOCK

     In 1992, the Company adopted a stock option plan covering up to 275,000 shares of the Company's stock that has a term of ten years. Isomet's Board of Directors shall determine the number of shares and to whom options are to be granted. Options granted under the plan are exercisable at an exercise price to be determined by the board and terminate ten years from the date the options are granted.

                      ISOMET CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2000 AND 1999


NOTE 8 - COMMON STOCK (CONTINUED)

     In January 1993, the Company granted incentive stock options under the plan to employees covering 46,000 shares at a price of $1.52 per share. Prior to 1999, options for 22,000 shares were exercised and options for 3,000 shares were terminated. A summary of activity under the plan during 1999 and 2000 follows:

                                                                             Option           Option
                                                                              Price           Shares
                                                                           ----------       ----------
         Outstanding at December 31, 1998                                      $ 1.52           21,000

         Options granted during 1999                                             2.00          157,500
                                                                               ------

         Outstanding at December 31, 1999                                        1.52           21,000
                                                                                 2.00          157,500

         Options exercised during 2000                                           1.52          (18,500)
         Options exercised during 2000                                           2.00          (17,000)
         Options terminated during 2000                                          1.52           (2,500)
         Options terminated during 2000                                          2.00          (15,000)
         Options granted during 2000                                             4.13           22,500
         Options granted during 2000                                            10.00           30,000
         Options granted during 2000                                            15.25           15,000
                                                                              -------          -------

         Outstanding at December 31, 2000                                      $ 2.00          125,500
                                                                                 4.13           22,500
                                                                                10.00           30,000
                                                                                15.25           15,000
                                                                                               -------

           Total                                                                               193,000
                                                                                               =======

     At December 31, 2000, there are 15,000 of the $2.00 options that are non-qualified and the remainder of 178,000 options are qualified incentive options under the plan. As of December 31, 2000, there are 24,500 options available to be issued under the plan.

                      ISOMET CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2000 AND 1999


NOTE 8 - COMMON STOCK (CONTINUED)

     The Company follows Accounting Principles Board Opinion No. 25 in accounting for stock options. Accordingly, no compensation cost associated with the 2000 and 1999 options has been recognized. Had compensation cost for the 2000 and 1999 options been recognized in accordance with Financial Accounting Standards Board Statement No. 123, net income for 2000 and 1999 would have been reduced to the pro forma amounts indicated below:

                                                                                2000             1999
                                                                            --------       ----------
         Net income                                        As reported      $602,275       $1,066,699
                                                           Pro forma        $524,090       $1,042,009

         Basic net income per share                        As reported      $    .31       $      .55
                                                           Pro forma        $    .27       $      .54

         Diluted net income per share                      As reported      $    .29       $      .55
                                                           Pro forma        $    .25       $      .54


NOTE 9 - SEGMENT INFORMATION

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

                      ISOMET CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2000 AND 1999


NOTE 9 - SEGMENT INFORMATION (CONTINUED)

     The Company's operations by reporting segment for 2000 and 1999 are as follows:

                                                                                 2000
                                                                -----------------------------------
                                                                  Systems   Components     Total
                                                                ----------  ----------  -----------
          Sales                                                 $3,379,168  $5,678,539  $ 9,057,707
          Cost of sales                                          2,685,237   2,629,088    5,314,325
                                                                ----------  ----------  -----------

          Gross profit                                          $  693,931  $3,049,451    3,743,382
                                                                ==========  ==========

          General corporate:
             Interest income and other revenue                                              158,024
             Selling expenses                                                              (316,103)
             General and administrative                                                  (1,182,239)
             Product development                                                           (213,824)
             Interest expense                                                               (34,736)
             Loss on contract termination                                                (1,511,308)
                                                                                        -----------

          Net income before income taxes                                                $   643,196
                                                                                        ===========
                                                                                 1999
                                                                -----------------------------------
                                                                  Systems   Components     Total
                                                                ----------  ----------  -----------
          Sales                                                 $3,613,866  $3,289,222  $ 6,903,088
          Cost of sales                                          2,744,940   1,198,195    3,943,135
                                                                ----------  ----------  -----------

          Gross profit                                          $  868,926  $2,091,027    2,959,953
                                                                ==========  ==========

          General corporate:
             Interest income and other revenue                                              114,054
             Selling expenses                                                              (244,288)
             General and administrative                                                  (1,084,691)
             Product development                                                           (140,600)
             Interest expense                                                               (53,225)
                                                                                        -----------

          Net income before income taxes                                                $ 1,551,203
                                                                                        ===========

                      ISOMET CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2000 AND 1999


NOTE 9 - SEGMENT INFORMATION (CONTINUED)

     The Company's assets at December 31, 2000 and 1999 by reporting segment are as follows:

                                                                          2000
                                            ------------------------------------------------------------------
                                                                                  General
                                                 Systems        Components       Corporate         Total
                                            ---------------  ---------------  ---------------  ---------------
          Accounts and notes receivable            $240,929       $  672,261  $             -       $  913,190
          Precious metals                                 -          510,248                -          510,248
          Inventories                               123,662        3,742,995                -        3,866,657
          Other                                      75,278          602,227        3,280,381        3,957,886
                                                   --------       ----------       ----------       ----------

             Total assets                          $439,869       $5,527,731       $3,280,381       $9,247,981
                                                   ========       ==========       ==========       ==========
                                                                          1999
                                            ------------------------------------------------------------------
                                                                                  General
                                                 Systems        Components       Corporate         Total
                                            ---------------  ---------------  ---------------  ---------------
          Accounts and notes receivable          $  916,793       $  647,030  $             -       $1,563,823
          Precious metals                                 -          235,857                -          235,857
          Inventories                             1,153,180        3,108,029                -        4,261,209
          Other                                      33,555          468,252        2,189,536        2,691,343
                                                 ----------       ----------       ----------       ----------

             Total assets                        $2,103,528       $4,459,168       $2,189,536       $8,752,232
                                                 ==========       ==========       ==========       ==========

     The Company's operations in different geographic areas were as follows:

                                                                                    2000             1999
                                                                                ----------       ----------
         Sales to unaffiliated customers
           North America                                                        $6,950,895       $5,376,267
           Europe                                                                1,389,979          979,974
           Far East                                                                716,833          546,847
                                                                                ----------       ----------

             Total sales                                                         9,057,707        6,903,088

                      ISOMET CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2000 AND 1999


NOTE 9 - SEGMENT INFORMATION (CONTINUED)

                                                                                   2000              1999
                                                                               -----------       -----------
         Transfers between geographic areas
           United States                                                       $ 1,057,980       $   650,534
           Europe                                                                  582,065           361,754
           Eliminations                                                         (1,640,045)       (1,012,288)
                                                                               -----------       -----------

             Total sales                                                       $ 9,057,707       $ 6,903,088
                                                                               ===========       ===========

         Operating profit
           United States                                                       $   372,899       $ 1,465,560
           United Kingdom                                                          305,033           138,868
           Eliminations                                                                  -                 -
                                                                               -----------       -----------
             Total operating profit                                                677,932         1,604,428
         Interest expense                                                           34,736            53,225
                                                                               -----------       -----------

         Income before income taxes                                            $   643,196       $ 1,551,203
                                                                               ===========       ===========

         Identifiable assets
           United States                                                       $ 5,463,267       $ 5,902,473
           United Kingdom                                                          540,744           721,131
           Eliminations                                                            (36,411)          (60,908)
                                                                               -----------       -----------
             Total identifiable assets                                           5,967,600         6,562,696
         General corporate assets                                                3,280,381         2,189,536
                                                                               -----------       -----------

           Total assets                                                        $ 9,247,981       $ 8,752,232
                                                                               ===========       ===========

         Liabilities
           United States                                                       $ 1,274,607       $ 1,384,763
           United Kingdom                                                          216,122           432,108
           Eliminations                                                           (149,799)         (351,401)
                                                                               -----------       -----------

             Total liabilities                                                 $ 1,340,930       $ 1,465,470
                                                                               ===========       ===========

     Transfers between geographic areas are accounted for on a cost plus mark-up basis. Expenses directly identified with an area are used to determine operating profit by geographic areas.

     In 2000, of $9,057,707 in total sales, one systems customer accounted for $3,169,745 or 35%, and two components customers account for $2,688,133 or 30%.

                      ISOMET CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2000 AND 1999


NOTE 9 - SEGMENT INFORMATION (CONTINUED)

     In 1999, of $6,903,088 in total sales, one systems customer accounted for $3,493,675, or approximately 51%.

     The Company does not normally require its customers to provide collateral for outstanding balances. The Company maintains insurance for collection of accounts receivable on certain domestic customers.

     The Company's products are sold principally in North America, Europe and the far east. Accounts and notes receivable from sales in these areas of the world at December 31, 2000 and 1999, were as follows:


                                              2000            1999
                                            --------       ----------
         North America                      $664,818       $1,215,205
         Europe                              198,873          300,615
         Far East                             49,499           48,003
                                            --------       ----------
            Total                           $913,190       $1,563,823
                                            ========       ==========

     The accounts receivable in North America at December 31, 2000 and 1999, were due from 26 and 42 different unrelated customers, of which three and two customers accounted for $533,513 and $1,073,591, respectively. The amount due from these customers is expected to be collected in the normal course of business.

     The accounts receivable in Europe at December 31, 2000 and 1999, were due from eight and nine different unrelated customers, of which two and one customers accounted for $178,168 and $187,364, respectively. All such debts are expected to be collected in the normal course of business.


NOTE 10 - RETIREMENT PLANS

     One subsidiary maintains a defined contribution retirement plan which is available to all employees of the subsidiary. The plan is funded through the purchase of a group annuity insurance policy. Employer contributions are discretionary. Employees may contribute to the plan in an amount that does not exceed 15% of the employee's annual compensation and vest 100% in their own contributions. Vesting in the employer contributions does not occur until the participant's normal retirement date, as defined. The plan is cancelable upon thirty days notice. Pension expense was $7,683 and $7,775 for the years ended December 31, 2000 and 1999, respectively.

                      ISOMET CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2000 AND 1999


NOTE 10 - RETIREMENT PLANS (CONTINUED)

     The parent company maintains a contributory plan pursuant to Section 401(k) of the Internal Revenue Code. The Plan is available to all employees of the parent company who have completed one year of service. Participants may elect to make contributions to the Plan in an amount not to exceed the lesser of 15% of annual compensation or the maximum amount specified by law. The Company matches employee contributions in an amount not to exceed 2% of annual compensation. The Company may make additional contributions at its discretion. All contributions are held by a trustee and invested at the participant's direction under the options available. Participants are vested 100% in their contributions. Vesting in employer contributions is 20% per year with 100% vesting after five years. Pension expense related to this plan totaled $38,014 and $37,687 for the years ended December 31, 2000 and 1999, respectively.


NOTE 11 - NET INCOME PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for 2000 and 1999:

                                                                                  2000
                                                                 -------------------------------------
                                                                   Income         Shares     Per Share
                                                                 (Numerator)  (Denominator)   Amount
                                                                 -----------  -------------  ---------
         Net income                                                $602,275
                                                                   --------

         Basic net income per share
           Income available to stockholders                         602,275      1,936,632        $.31
                                                                                                  ====

         Effect of dilutive securities
           Stock options                                                  -        132,749
                                                                   --------      ---------

         Diluted net income per share                              $602,275      2,069,381        $.29
                                                                   ========      =========        ====
                                                                                  1999
                                                                 -------------------------------------
                                                                   Income         Shares     Per Share
                                                                 (Numerator)  (Denominator)   Amount
                                                                 -----------  -------------  ---------
         Net income                                               $1,066,699
                                                                  ----------

         Basic net income per share
           Income available to stockholders                        1,066,699      1,927,590      $.55
                                                                                                 ====

         Effect of dilutive securities
           Stock options                                                   -         16,596
                                                                  ----------      ---------

         Diluted net income per share                             $1,066,699      1,944,186      $.55
                                                                  ==========      =========      ====

                      ISOMET CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2000 AND 1999


NOTE 12 - LOSS ON CONTRACT TERMINATION

     In January 2001, a principle customer for the Company's laser systems equipment informed the Company that due to financial difficulties it will terminate its contract for future deliveries of equipment and that it may not be able to pay a substantial amount of its outstanding obligations to the Company. While the customer is pursuing several possible alternatives to alleviate its financial situation, in management's opinion there is substantial doubt as to the collectibility of the significant portions of its accounts receivable from the customer or recovery of amounts in inventory held for future deliveries under the contract. As of December 31, 2000, the Company has provided for an estimated loss on the termination as follows:

         Inventory of parts                      $  658,775
         Work-in-process                            294,532
         Accounts receivable                        558,001
                                                 ----------
            Total                                $1,511,308
                                                 ==========

     The above loss provision does not include a potential tax benefit of approximately $554,000 that will be available when the above loss is recognized for income tax reporting purposes. Such amount is included in the deferred tax asset on the balance sheet as of December 31, 2000.