Form 10QSB
period 2001-03-31
ISOMET CORP
filed 2001-05-14
CIK 52708

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                  FORM 10-QSB


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended                                          Commission File No.
 March 31, 2001                                                  0-4671



                              ISOMET CORPORATION



State of Incorporation                           IRS Employer Identification No.
   New Jersey                                               22-1591074



                    Address of Principal Executive Offices
                             5263 Port Royal Road
                            Springfield, VA  22151

                 Registrant's Telephone Number: (703) 321-8301

            Common Shares Outstanding on March 31, 2001: 1,978,090



Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.

        __X___  Yes                             _____  No

                              ISOMET CORPORATION
                         Part 1: Financial Information
                         Item 1: Financial Statements

A.  Consolidated Statements of Income (1) (2) (3) (000 omitted)

                                             Three Months Ended
                                                  March 31
                                              2001         2000
                                           ----------   ----------
1. Revenues
  a. Sales                                 $    1,681   $    2,624
  b. Interest and Other Income                     29           30
                                           ----------   ----------
                                           $    1,710   $    2,654
2. Cost and Expenses
  a. Cost of Sales                         $    1,249   $    1,798
  b. Selling, General & Admin                     387          341
  c. Product Development                          163           16
  d. Interest Expense                              15            8
                                           ----------   ----------

Total Costs and Expenses                   $    1,814   $    2,163
                                           ----------   ----------

3. Income (Loss) Before Taxes on Income    $     (104)  $      491

4. Provisions for Taxes on Income                 (54)         185
                                           ----------   ----------

5. Net Income (Loss)                       $      (50)  $      306
                                           ----------   ----------

Basic Net Income (Loss) Per Share               $(.03)        $.16
                                           ----------   ----------

Diluted Net Income (Loss) Per Share             $(.03)        $.15
                                           ----------   ----------

6. Weighted Average Number of
    Shares Outstanding                      1,973,900    1,927,600

Number of Shares of Common Stock and
  Stock Equivalents Outstanding             2,105,000    2,051,000

7. Dividends Per Share                              -            -

(1)  This Financial Statement is unaudited.

(2) The results for interim periods are not necessarily indicative of results to be expected for the year due to:
     a.  Fluctuations in order receipt and customer delivery.
     b. Fluctuations in yield in manufacturing processes may cause fluctuations in operating results for interim periods.

(3) In the opinion of management, all adjustments have been made which are necessary to reflect a fair statement of the results for the three months periods ended March 31, 2001 and March 31, 2000. All such adjustments are of a normal and recurring nature.

                               ISOMET CORPORATION
                              Financial Statements

B.  Consolidated Statements of Comprehensive Income (Loss) (000 omitted)



                                     Three Months Ended
                                           March 31
                                         2001    2000
                                         ----    ----

Net Income (Loss)                       $ (50)   $306
                                        -----    ----

Other Comprehensive Income
--------------------------

Foreign Currency Translation Adj.         (59)     17
                                        -----    ----

Comprehensive Income (Loss)             $(109)   $323
                                        -----    ----

                               ISOMET CORPORATION
                              Financial Statements

C.  Segment Information Three Months Ended March 31 (000 omitted)

                                                      2001
                                         Systems   Components   Total
                                         -------   ----------   ------
Sales                                       $ 51       $1,630   $1,681
Cost of Sales                                 64        1,185    1,249
                                            ----       ------   ------

Gross Profit                                $(13)      $  445   $  432
                                            ----       ------

General Corporate:

  Interest Income and Other Revenue                                 29
  Selling, General and Admin Expenses                             (387)
  Product Development                                             (163)
  Interest Expense                                                 (15)
                                                                ------

Net Income (Loss) Before Income Taxes                           $ (104)
                                                                ------

                                                      2000
                                         Systems   Components   Total
                                         -------   ----------   ------
Sales                                     $1,247       $1,377   $2,624
Cost of Sales                                986          812    1,798
                                          ------   ----------   ------

Gross Profit                              $  261       $  565   $  826
                                          ------   ----------

General Corporate:

  Interest Income and Other Revenue                                 30
  Selling, General and Admin Expenses                             (341)
  Product Development                                              (16)
  Interest Expense                                                  (8)
                                                                ------

Net Income Before Income Taxes                                  $  491
                                                                ------

                               ISOMET CORPORATION
                              Financial Statements

D.  Balance Sheet (1) (000 omitted)

                                                   March 31    December 31
                                                     2001         2000
                                                   --------    -----------
Current Assets

 Cash and Investments                               $1,891        $2,340
 Accounts Receivable Net                               951           931
 Other Current Assets                                1,322         1,230
 Inventories (2)                                     3,781         3,867
                                                    ------        ------
                                                    $7.945        $8,368
                                                    ------        ------

Property and Equipment at Cost                      $3,249        $2,711
 Less Accumulated Depreciation                       1,976         1,958
                                                    ------        ------
                                                    $1,273        $  753
                                                    ------        ------

Other Assets                                        $  154        $  127
                                                    ------        ------
Total Assets                                        $9,372        $9,248
                                                    ------        ------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts Payable                                   $  278        $  560
 Accrued Liabilities and Other                         300           375
 Notes Payable to Banks                                260           159
                                                    ------        ------
                                                    $  838        $1,094

Long Term Liabilities                               $  706        $  247
                                                    ------        ------
Total Liabilities                                   $1,544        $1,341
                                                    ------        ------

Stockholders' Equity (3)
 Common Stock Par Value $1 Per Share:
 Authorized 2,500,000 Shares; Issued And
 Outstanding: 1,978,090 and 1,963,090               $1,978        $1,963
 Capital Contributed in Excess of Par Value          4,274         4,259
 Retained Earnings                                   1,648         1,698
 Foreign Exchange Adjustment                           (72)          (13)
                                                    ------        ------
Total Stockholders' Equity                          $7,828        $7,907
                                                    ------        ------
Total Liabilities and Stockholders' Equity          $9,372        $9,248
                                                    ------        ------

(1) Unaudited.  Subject to Year-End Adjustments
(2) Inventory Breakdown
          Parts and Raw Material                    $  497        $  531
          Work in Process                            2,710         2,829
          Finished Goods                               574           507
                                                    ------        ------
                                                    $3,781        $3,867
                                                    ------        ------
(3) The number of shares of common stock
    reserved for issuance upon the exercise
    of options granted or to be granted:           202,500       217,500

                               ISOMET CORPORATION
                              Financial Statements

E.  Statement of Cash Flows Three Months Ended March 31 (000 omitted)

                                                           2001     2000
                                                          ------   ------

Cash Flows from Operating Activities
     Net Income (Loss)                                    $  (50)  $  306

Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities
     Depreciation and Amortization                        $   18   $   10
     Changes in Assets and Liabilities:
     (Increase) Decrease in Accounts Receivable              (20)     (60)
     (Increase) Decrease in Other Current Assets             (92)     (32)
     (Increase) Decrease in Inventories                       86      112
     Increase (Decrease) in Accounts Payable                (282)      84
     Increase (Decrease) in Accrued Liabilities              (75)       -
     (Increase) Decrease in Other Assets                     (27)       -
                                                          ------   ------

     Total Adjustments                                    $ (392)  $  114
                                                          ------   ------

     Net Cash Provided (Used) by Operating Activities     $ (442)  $  420
                                                          ------   ------

Cash Flows from Investing Activities
     Purchase of Property and Equipment                   $ (538)  $  (73)
                                                          ------   ------
     Net Cash (Used) by Investing Activities              $ (538)  $  (73)
                                                          ------   ------

Cash Flows from Financing Activities
     Proceeds from Exercise of Incentive Stock Options    $   30   $    -
     Proceeds of Long-Term Debt and Notes Payables        $  596   $   49
     Principal Payments Under Long-Term Debt and
        Notes Payable                                        (36)     (60)
                                                          ------   ------
     Net Cash Provided (Used) by Financing Activities     $  590   $  (11)
                                                          ------   ------

     Effect of Exchange Rate Changes on Cash              $  (59)  $   17
                                                          ------   ------

     Net Increase (Decrease) in Cash and Investments      $ (449)  $  353
                                                          ------   ------

Cash and Investments at Beginning of Year                 $2,340   $2,189
                                                          ------   ------
Cash and Investments at March 31                          $1,891   $2,542
                                                          ------   ------

Supplemental Disclosures of Cash Flow Information
     Cash Paid During the Year for:
             Interest                                     $   15   $    8
                                                          ------   ------
             Income Taxes                                 $   65   $  200
                                                          ------   ------

                               ISOMET CORPORATION
                               ------------------

                    Notes to Condensed Financial Statements
                                 March 31, 2001


1.  Interim Financial Statements

This document includes unaudited interim financial statements that should be read in conjunction with the Company's latest audited annual financial statements. However, in the opinion of management, these financial statements contain all adjustments consisting only of normal recurring items necessary for a fair presentation of the Company's financial position as of March 31, 2001 and December 31, 2000, as well as the results of its operations and its cash flows for the three months ended March 31, 2001 and 2000.

                               ISOMET CORPORATION
                               ------------------

          Item 2: Management's Analysis of Quarterly Income Statements
          ------------------------------------------------------------

Revenue for the first quarter of 2001 totaled $1,710,000, a decrease of $944,000 from the previous year. Due to the discontinuance of a major systems contract for laser plotters, systems sales decreased $1,196,000 in the current quarter compared to the same period in 2000. Component sales of $1,630,000 in the current quarter increased by $253,000 over last year.

On the lower revenue level, a net loss of $(50,000) or $(.03) per share was incurred in the quarter ended March 31, 2001 compared to net earnings last year of $306,000 or $.15 per share (diluted). The changes in income and cost areas in comparing the two quarters are as follows:

     1.  Decrease in Gross Profit                 $ 394,000
     2.  Increase in Selling, G & A Costs            46,000
     3.  Increase in Product Development Costs      147,000
     4.  Increase in Interest Expense & Other         8,000
     5.  Decrease in Income Tax Charge             (239,000)
                                                  ---------
                                                  $ 356,000
                                                  ---------

New orders totaled $3,414,000 for the quarter compared to $3,442,000 last year. Unfilled orders on March 31, 2001 totaled $5,205,000 compared to $4,419,000 on the same date last year and $12,937,000 on December 31, 2000. The March 31, 2001 total of unfilled orders has been reduced to reflect a cancellation announced by the Company on April 10, 2001 of $3.6 million of backlog orders from a customer in the fiberoptic industry.

Over the period from October 1, 2000 - March 31, 2001, the Company acquired significant capital equipment items and as of March 31, 2001 is committed for additional equipment. A financing/leasing arrangement is in place to fund these requirements. Otherwise, over the period from April 1, 2001 - March 31, 2002, the Company expects to generate sufficient cash flow from operations to meet its liquidity needs.

                               ISOMET CORPORATION
                               ------------------

                           Part 11: Other Information


1.  Legal Proceedings

          None.

2.  Change in Securities

          None.

3.  Defaults Upon Senior Securities

          None.

4.  Submission of Matters to a Vote of Security Holders

          None.

5.  Other Information

          None.

6.  Exhibits and Reports on Form 8K

    a. Reference is made to Form 8K filed on February 2, 2001, which covers the cancellation of registrant's contract for laser plotter equipment.

    b. Reference is made to Form 8K filed on March 30, 2001, that details factors expected to adversely impact registrant's revenues and operating results for FY 2001.

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


Date:  May 14, 2001
     ----------------