Form 10QSB
period 2001-06-30
ISOMET CORP
filed 2001-08-13
CIK 52708

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



  For Quarter Ended                                     Commission File No.
    June 30, 2001                                            0-4671



                               ISOMET CORPORATION

State of Incorporation                          IRS Employer Identification No.
     New Jersey                                            22-1591074



                     Address of Principal Executive Offices
                              5263 Port Royal Road
                              Springfield, VA 22151

                  Registrant's Telephone Number: (703) 321-8301

              Common Shares Outstanding on June 30, 2001: 1,978,090



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

A.       Consolidated Statements of Income (1) (2) (3) (000 omitted)


                                                       Three Months Ended                      Six Months Ended
                                                            June 30                                June 30
                                                   2001                2000               2001                2000
                                               ----------------------------------------------------------------------
1. Revenues
         a. Sales                              $     1,436         $     2,122        $     3,117         $     4,746
         b. Interest Income                             21                  30                 45                  57
         c. Other Income                                 1                   7                  6                  10
                                               ----------------------------------------------------------------------
                                               $     1,458         $     2,159        $     3,168         $     4,813
2. Cost and Expenses
         a. Cost of Sales                      $     1,025         $     1,267        $     2,273         $     3,065
         b. Selling, General & Admin                   415                 449                802                 789
         c. Research & Development                     270                   3                433                  20
         d. Interest Expense                            20                   8                 36                  16
                                               ----------------------------------------------------------------------

Total Costs and Expenses                       $     1,730         $     1,727        $     3,544         $     3,890
                                               ----------------------------------------------------------------------

3. Income (Loss) Before Taxes on Income
         & Extraordinary Items                 $      (272)        $       432        $      (376)        $       923

4. Provisions for Taxes on Income                     (106)                162               (160)                348
                                               ----------------------------------------------------------------------

5. Net Income (Loss)                           $      (166)        $       270        $      (216)        $       575
                                               ----------------------------------------------------------------------

Basic Net Income (Loss) Per Share              $      (.08)        $       .14        $      (.11)        $       .30
                                               ----------------------------------------------------------------------

6. Diluted Net Income (Loss) Per Share         $      (.08)        $       .13        $      (.11)        $       .28
                                               ----------------------------------------------------------------------

Weighted Average Number of

         Shares Outstanding                      1,978,100           1,927,600          1,976,000           1,927,600

7. Number of Shares of Common Stock and
         Stock Equivalents Outstanding           1,978,100           2,031,900          1,976,000           2,050,700

8. Dividends Per Share                                --                  --                 --                  --

(1)      This Financial Statement is unaudited.

(2) The results for interim periods are not necessarily indicative of results to be expected for the year due to:
         a.   Fluctuations in order receipt and customer delivery.
         b. Fluctuations in yield in manufacturing processes may cause fluctuations in operating results for interim periods.

(3) In the opinion of management, all adjustments have been made which are necessary to reflect a fair statement of the results for the three and six months ended June 30, 2001 and June 30, 2000. All such adjustments are of a normal and recurring nature.

                               ISOMET CORPORATION
                              Financial Statements

B.       Consolidated Statements of Comprehensive Income (000 omitted)


                                                       Three Months Ended                      Six Months Ended
                                                            June 30                                June 30
                                                    2001                2000               2001                2000
                                                   ------------------------------------------------------------------
Net Income (Loss)                                  $(166)              $ 270              $(216)              $ 575
                                                   ------------------------------------------------------------------

Other Comprehensive Income
--------------------------


Foreign Currency Translation Adj.                      1                 (53)               (57)                (36)
                                                   ------------------------------------------------------------------

Comprehensive Income (Loss)                        $(165)              $ 217              $(273)              $ 539
                                                   ------------------------------------------------------------------

                               ISOMET CORPORATION
                              Financial Statements

C. Segment Information Three Months Ended June 30 (000 omitted)


                                                                                2001
                                                     Systems                 Components                Total
                                                     -------------------------------------------------------

Sales                                                $    2                   $1,434                  $1,436
Cost of Sales                                            14                    1,011                   1,025
                                                     ------                   ------                  ------

Gross Profit (Loss)                                  $  (12)                  $  423                  $  411
                                                     ------                   ------


General Corporate:

         Interest Income and Other Revenue                                                                22
         Selling, General and Admin Expenses                                                            (415)
         Product Development                                                                            (270)
         Interest Expense                                                                                (20)
                                                                                                      ------
Net Income (Loss) Before Income Taxes                                                                 $ (272)
                                                                                                      ------


                                                                                2000
                                                     Systems                 Components                Total
                                                     -------------------------------------------------------

Sales                                                $  684                   $1,438                  $2,122
Cost of Sales                                           735                      532                   1,267
                                                     ------                   ------                  ------

Gross Profit (Loss)                                  $  (51)                  $  906                  $  855
                                                     ------                   ------


General Corporate:

         Interest Income and Other Revenue                                                                37
         Selling, General and Admin Expenses                                                            (449)
         Product Development                                                                              (3)
         Interest Expense                                                                                 (8)
                                                                                                      ------

Net Income Before Income Taxes                                                                        $  432
                                                                                                      ------

                               ISOMET CORPORATION
                              Financial Statements

C. Segment Information Six Months Ended June 30 (000 omitted)


                                                                                2001
                                                     Systems                 Components                Total
                                                     -------------------------------------------------------

Sales                                                $   53                    $3,064                 $3,117
Cost of Sales                                            77                     2,196                  2,273
                                                     ------                    ------                 ------

Gross Profit (Loss)                                  $  (24)                   $  868                 $  844



General Corporate:

         Interest Income and Other Revenue                                                                51
         Selling, General and Admin Expenses                                                            (802)
         Product Development                                                                            (433)
         Interest Expense                                                                                (36)
                                                                                                      ------

Net Income (Loss) Before Income Taxes                                                                 $ (376)
                                                                                                      ------


                                                                                2000
                                                     Systems                 Components                Total
                                                     -------------------------------------------------------

Sales                                                $1,931                    $2,815                 $4,746
Cost of Sales                                         1,721                     1,344                  3,065
                                                     ------                    ------                 ------

Gross Profit                                         $  210                    $1,471                 $1,681
                                                     ------                    ------


General Corporate:

         Interest Income and Other Revenue                                                                67
         Selling, General and Admin Expenses                                                            (789)
         Product Development                                                                             (20)
         Interest Expense                                                                                (16)
                                                                                                      ------

Net Income Before Income Taxes                                                                        $  923
                                                                                                      ------

                               ISOMET CORPORATION
                              Financial Statements

D.  Consolidated Balance Sheet (1) (000 omitted)


                                                                     June 30                 December 31
                                                                       2001                     2000
                                                                    -----------------------------------
Current Assets
         Cash and Investments                                       $   1,602                 $   2,340
         Accounts Receivable Net                                          736                       931
         Other Current Assets                                           1,471                     1,230
         Inventories (2)                                                3,749                     3,867
                                                                    -----------------------------------
                                                                    $   7,558                 $   8,368
                                                                    -----------------------------------

Property and Equipment at Cost                                      $   3,665                 $   2,711
         Less Accumulated Depreciation                                  2,022                     1,958
                                                                    -----------------------------------
                                                                    $   1,643                 $     753
                                                                    -----------------------------------

Other Assets                                                        $     295                 $     127
                                                                    -----------------------------------

Total Assets                                                        $   9,496                 $   9,248
                                                                    -----------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

         Accounts Payable                                           $     292                 $     560
         Accrued Liabilities                                              264                       375
         Notes Payable to Banks                                           354                       159
                                                                    -----------------------------------

                                                                    $     910                 $   1,094
                                                                    -----------------------------------

Long Term Liabilities                                               $     923                 $     247
                                                                    -----------------------------------

Total Liabilities                                                   $   1,833                 $   1,341
                                                                    -----------------------------------

Stockholders' Equity (3)
         Common Stock Par Value $1 Per Share:
         Authorized 2,500,000 Shares; Issued
         And Outstanding:                                           $   1,978                 $   1,963
         Capital Contributed in Excess of Par Value                     4,274                     4,259
         Retained Earnings                                              1,482                     1,698
         Foreign Exchange Adjustment                                      (71)                      (13)
                                                                    -----------------------------------

         Total Stockholders' Equity                                 $   7,663                 $   7,907
                                                                    -----------------------------------
         Total Liabilities and Stockholders' Equity                 $   9,496                 $   9,248
                                                                    -----------------------------------

(1)      Unaudited.  Subject to Year-End Adjustments
(2)      Inventory Breakdown
                  Parts and Raw Material                            $     571                 $     531
                  Work in Process                                       2,517                     2,829
                  Finished Goods                                          661                       507
                                                                    -----------------------------------
                                                                    $   3,749                 $   3,867
                                                                    -----------------------------------

(3)      The number of shares of common stock
         reserved for issuance upon the exercise
         of options granted or to be granted:                         402,500                   217,500

                               ISOMET CORPORATION
                              Financial Statements

E.  Consolidated Statement of Cash Flows Six Months Ended June 30 (000 omitted)


                                                                       2001                       2000
                                                                       -------------------------------
Cash Flows from Operating Activities
         Net Income (Loss)                                             $   (216)               $   575

Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities

         Depreciation and Amortization                                 $     64                $    12
         Changes in Assets and Liabilities:
         (Increase) Decrease in Accounts Receivable                         195                    361
         (Increase) Decrease in Other Current Assets                       (241)                  (376)
         (Increase) Decrease in Inventories                                 118                   (130)
         Increase (Decrease) in Accounts Payable                           (268)                  (190)
         Increase (Decrease) in Accrued Liabilities                        (111)                   348
         (Increase) Decrease in Deposits                                   (168)                  --
                                                                       -------------------------------

         Total Adjustments                                             $   (411)               $    25
                                                                       -------------------------------

         Net Cash Provided (Used) by Operating Activities              $   (627)               $   600
                                                                       -------------------------------

Cash Flows from Investing Activities

         Purchase of Property and Equipment                            $   (954)               $   (86)
         Proceeds from Sale of Property and Equipment                      --                     --
                                                                       -------------------------------
         Net Cash (Used) by Investing Activities                       $   (954)               $   (86)
                                                                       -------------------------------

Cash Flows from Financing Activities

         Proceeds of Long-Term Debt and Notes Payables                 $    943                $    35
         Proceeds from Exercise of Incentive Stock Options                   30                   --
         Principal Payments Under Long-Term Debt and
                  Notes Payable                                             (72)                  (102)
                                                                       -------------------------------
         Net Cash Provided (Used) by Financing Activities              $    901                $   (67)
                                                                       -------------------------------

         Effect of Exchange Rate Changes on Cash                       $    (58)               $   (36)
                                                                       -------------------------------

         Net Increase (Decrease) in Cash                               $   (738)               $   411
                                                                       -------------------------------

Cash and Investments at Beginning of Year                              $  2,340                $ 2,189
                                                                       -------------------------------
Cash and Investments at June 30                                        $  1,602                $ 2.600
                                                                       -------------------------------

Supplemental Disclosures of Cash Flow Information
         Cash Paid During the Year for:
                  Interest                                             $     36                $    16
                                                                       -------------------------------
                  Income Taxes                                         $     77                $   537
                                                                       -------------------------------

                               ISOMET CORPORATION
                               ------------------

                     Notes to Condensed Financial Statements
                     ---------------------------------------
                                  June 30, 2001
                                  -------------

1.       Interim Financial Statements

         This document includes unaudited interim financial statements that should be read in conjunction with the Company's latest audited annual financial statements. However, in the opinion of management, these financial statements contain all adjustments consisting only of normal recurring items necessary for a fair presentation of the Company's financial position as of June 30, 2001 and December 31, 2000, as well as the results of its operations for the three and six months ended June 30, 2001 and 2000 and its cash flows for the six months ended June 30, 2001 and 2000.

ISOMET CORPORATION
------------------

          Item 2: Management's Analysis of Quarterly Income Statements
          ------------------------------------------------------------

         For the second quarter of 2001 revenue decreased to $1,458,000 from $2,159,000 last year. This decline of $701,000 is attributable, primarily, to a decrease in systems sales as a result of the discontinuance of a major systems contract for laser plotters. Component sales in the current quarter were $1,434,000, compared to $1,438,000 last year. For the six months ended June 30, 2001, revenue decreased to $3,168,000 from $4,813,000 last year. During this period systems sales decreased $1,878,000 while sales of components increased by $249,000.

         On the lower revenue level, a net loss of $(216,000) or $(.11) per share was incurred in the first six months of 2001, compared to net earnings last year of $575,000 or $.28 per share (diluted). The decrease in net income of $791,000 resulted from the following factors:

         1.       Decrease in Gross Profit                     $(837,000)
         2.       Decrease in Interest and Other Income          (16,000)
         3.       Increase in Selling, G & A Costs               (13,000)
         4.       Increase in Product Development Costs         (413,000)
         5.       Increase in Interest Expense                   (20,000)
         6.       Decrease in Income Tax Charge                  508,000
                                                              ----------
                                                               $(791,000)

         New orders totaled $514,000 for the quarter and $3,928,000 for the current six month period, compared to $1,478,000 and $4,920,000, respectively, last year. Unfilled orders on June 30, 2001 totaled $2,489,000, compared to $3,710,000 on the same date last year and $12,937,000 on December 31, 2000.

         Over the period from October 1, 2000 - June 30, 2001, the Company acquired significant capital equipment items and as of June 30, 2001 is committed for additional equipment. A financial/leasing arrangement is in place to fund these requirements. Otherwise, over the period July 1, 2001 - June 30, 2002, the Company expects to generate sufficient cash flow operations to meet its liquidity needs.

                               ISOMET CORPORATION
                               ------------------

                           Part 11: Other Information

1.       Legal Proceedings

                  None.

2.       Change in Securities

                  None.

3.       Defaults Upon Senior Securities

                  None.

4.       Submission of Matters to a Vote of Security Holders

                  At the Company's May 31, 2001 Annual Meeting of Shareholders, the following was approved by Security Holders:

         a.       Election of Directors:

                  Leon Bademian
                  Lee R. Marks
                  Thomas P. Meloy
                  Jerry W. Rayburn
                  Henry Zenzie

         b.       The Company's 2001 Stock Option Plan.

5.       Other Information

                  None.

6.       Exhibits and Reports on Form 8K

         a. Reference is made to Form 8K filed on April 10, 2001, which describes the termination of a supply agreement with a customer in the fiberoptic industry and the cancellation of approximately $3.6 million in backlog orders from this customer.

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


Date:     August 13, 2001
     --------------------