Form 10QSB
period 2001-09-30
ISOMET CORP
filed 2001-11-13
CIK 52708

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



 For Quarter Ended                                 Commission File No.
September 30 , 2001                                       0-4671



                               ISOMET CORPORATION



State of Incorporation                           IRS Employer Identification No.
     New Jersey                                            22-1591074



                     Address of Principal Executive Offices
                              5263 Port Royal Road
                              Springfield, VA 22151

                  Registrant's Telephone Number: (703) 321-8301

           Common Shares Outstanding on September 30, 2001: 1,978,090



Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.

       X       Yes               No
     ------             -----

                               ISOMET CORPORATION
                          Part 1: Financial Information
                          Item 1: Financial Statements

A.  Consolidated Statements of Income (1) (2) (3) (000 omitted)

                                                    Three Months Ended        Nine Months Ended
                                                       September 30              September 30
                                                     2001         2000         2001        2000
                                                  ----------   ----------  ----------   ----------
1. Revenues
 a. Sales                                         $      886   $    2,222  $    4,003   $    6,968
 b. Interest Income                                       15           33          61           91
 c. Other Income                                           2           17           8           27
                                                  ----------   ----------  ----------   ----------
                                                  $      903   $    2,272  $    4,072   $    7,086
2. Cost and Expenses
 a. Cost of Sales                                 $      697   $    1,278  $    2,971   $    4,343
 b. Selling, General & Admin                             353          261       1,155        1,051
 c. Research & Development                               190           80         623          100
 d. Interest Expense                                      17            8          52           24
                                                  ----------   ----------  ----------   ----------

Total Costs and Expenses                          $    1,257   $    1,627  $    4,801   $    5,518
                                                  ----------   ----------  ----------   ----------

3. Income (Loss) Before Taxes on Income           $     (354)  $      645  $     (729)  $    1,568

4. Provisions for Taxes on Income                       (133)          49        (292)         397
                                                  ----------   ----------  ----------   ----------

5. Net Income (Loss)                              $     (221)  $      596  $     (437)  $    1,171
                                                  ----------   ----------  ----------   ----------

Basic Net Income (Loss) Per Share                      $(.11)        $.31       $(.22)        $.61

Diluted Net Income (Loss) Per Share                    $(.11)        $.29       $(.22)        $.57
                                                  ----------   ----------  ----------   ----------

6. Weighted Average Number of Shares
   Outstanding                                     1,978,100    1,930,000   1,976,700    1,928,400

7. Weighted Average Number of Shares
   and Stock Equivalents Outstanding               1,978,100    2,076,200   1,976,700    2,060,300

8. Dividends Per Share                                     -            -           -            -


(1)  This Financial Statement is unaudited.

(2) The results for interim periods are not necessarily indicative of results to be expected for the year due to:
     a.  Fluctuations in order receipt and customer delivery.
     b. Fluctuations in yield in manufacturing processes may cause fluctuations in operating results for interim periods.

(3) In the opinion of management, all adjustments have been made which are necessary to reflect a fair statement of the results for the three and nine months ended September 30, 2001 and September 30, 2000. All such adjustments are of a normal and recurring nature.

                               ISOMET CORPORATION
                              Financial Statements

B.  Consolidated Statements of Comprehensive Income (000 omitted)

                                                Three Months Ended      Nine Months Ended
                                                 September 30           September 30
                                                 2001      2000         2001     2000
                                                 -----    -----        -----     ----
Net Income (Loss)                                $(221)   $ 596        $(437)  $1,171
                                                 -----    -----        -----   ------

Other Comprehensive Income
--------------------------

Foreign Currency Translation Adj.                   24      (21)         (33)     (57)
                                                 -----    -----        -----   ------

Comprehensive Income (Loss)                      $(197)   $ 575       $ (470)  $1,114
                                                 -----    -----       ------   ------


                               ISOMET CORPORATION
                              Financial Statements

C. Segment Information Nine Months Ended September 30 (000 omitted)

                                                    2001
                                        Systems   Components  Total
                                        -------   ----------  ------
Sales                                    $ 97     $ 3,906    $ 4,003
Cost of Sales                             144       2,827      2,971
                                         ----     -------    -------

Gross Profit (Loss)                      $(47)    $ 1,079    $ 1,032
                                         ----     -------    -------

General Corporate:

  Interest Income and Other Revenue                               69
  Selling, General and Admin Expenses                         (1,155)
  Product Development                                           (623)
  Interest Expense                                               (52)
                                                             -------

Net (Loss) Before Income Taxes                               $  (729)
                                                             -------



                                                    2000
                                        Systems  Components   Total
                                        -------  ----------  -------

Sales                                    $2,688    $4,280    $ 6,968
Cost of Sales                             2,253     2,090      4,343
                                         ------    ------    -------

Gross Profit                             $  435    $2,190    $ 2,625
                                         ------    ------    -------

General Corporate:

  Interest Income and Other Revenue                              118
  Selling, General and Admin Expenses                         (1,051)
  Product Development                                           (100)
  Interest Expense                                               (24)
                                                             -------

Net Income Before Income Taxes                               $ 1,568
                                                             -------

                               ISOMET CORPORATION
                              Financial Statements

C. Segment Information Three Months Ended September 30 (000 omitted)


                                                    2001
                                        Systems  Components   Total
                                        -------  ----------   -----

Sales                                    $ 45       $841     $   886
Cost of Sales                              66        631         697
                                         ----       ----     -------

Gross Profit (Loss)                      $(21)      $210     $   189
                                         ----       ----     -------


General Corporate:

  Interest Income and Other Revenue                               17
  Selling, General and Admin Expenses                           (353)
  Product Development                                           (190)
  Interest Expense                                               (17)
                                                             -------

Net (Loss) Before Income Taxes                               $  (354)
                                                             -------



                                                    2000
                                        Systems  Components   Total
                                        -------  ----------  -------

Sales                                      $757      $1,465  $ 2,222
Cost of Sales                               532         746    1,278
                                           ----      ------  -------

Gross Profit                               $225      $  719  $   944
                                           ----      ------  -------


General Corporate:

  Interest Income and Other Revenue                               50
  Selling, General and Admin Expenses                           (261)
  Product Development                                            (80)
  Interest Expense                                                (8)
                                                             -------

Net Income Before Income Taxes                               $   645
                                                             -------

                               ISOMET CORPORATION
                              Financial Statements

D.  Consolidated Balance Sheet (1) (000 omitted)


                                                  September 30   December 31
                                                     2001           2000
                                                  ------------   ------------
Current Assets

 Cash and Investments                               $   925       $ 2,340
 Accounts Receivable Net                                850           931
 Other Current Assets                                 1,560         1,230
 Inventories (2)                                      3,915         3,867
                                                    -------       -------
                                                    $ 7,250       $ 8,368
                                                    -------       -------

Property and Equipment at Cost                      $ 4,165       $ 2,711
 Less Accumulated Depreciation                       (2,085)       (1,958)
                                                    -------       -------
                                                    $ 2,080       $   753
                                                    -------       -------

Other Assets                                        $    10       $   127
                                                    -------       -------
Total Assets                                        $ 9,340       $ 9,248
                                                    -------       -------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts Payable                                   $   245       $   560
 Accrued Liabilities                                    301           375
 Notes Payable to Banks                                 345           159
                                                    -------       -------
Total Current Liabilities                           $   891       $ 1,094
                                                    -------       -------

Long Term Liabilities                               $   983       $   247
                                                    -------       -------
Total Liabilities                                   $ 1,874       $ 1,341
                                                    -------       -------

Stockholders' Equity (3)
 Common Stock Par Value $1 Per Share:
 Authorized 2,500,000 Shares; Issued
 And Outstanding:                                   $ 1,978       $ 1,963
 Capital Contributed in Excess of Par Value           4,274         4,259
 Retained Earnings                                    1,261         1,698
 Foreign Exchange Adjustment                            (47)          (13)
                                                    -------       -------
Total Stockholders' Equity                          $ 7,466       $ 7,907
                                                    -------       -------
Total Liabilities and Stockholders' Equity          $ 9,340       $ 9,248
                                                    -------       -------

(1)  Unaudited.  Subject to Year-End Adjustments

(2)  Inventory Breakdown
          Parts and Raw Material                     $  683        $  531
          Work in Process                             2,536         2,829
          Finished Goods                                696           507
                                                    -------        ------
                                                     $3,915        $3,867
                                                    -------        ------

(3)  The number of shares of common stock
     reserved for issuance upon the exercise
     of options granted or to be granted:           402,500       217,500

                               ISOMET CORPORATION
                              Financial Statements

E.   Consolidated Statement of Cash Flows
     Nine Months Ended September 30 (000 omitted)

                                                          2001      2000
                                                          ----      ----
Cash Flows from Operating Activities
     Net Income (Loss)                                    $  (437)  $1,171
                                                          -------   ------
Adjustments to Reconcile Net Income to Net
     Cash Provided by Operating Activities
     Depreciation and Amortization                        $   127   $   21
     Changes in Assets and Liabilities
     (Increase) Decrease in Accounts Receivable                81      338
     (Increase) Decrease in Other Current Assets             (330)    (562)
     (Increase) Decrease in Inventories                       (48)    (200)
     Increase (Decrease) in Accounts Payable                 (315)    (116)
     Increase (Decrease) in Accrued Liabilities               (74)     231
     (Increase) Decrease in Deposits                          117        -
                                                          -------   ------
     Total Adjustments                                    $  (442)  $ (288)
                                                          -------   ------
     Net Cash Provided (Used) by Operating Activities     $  (879)  $  883
                                                          -------   ------
Cash Flows from Investing Activities
     Purchase of Property and Equipment and
        Leasehold Improvements                            $(1,454)  $ (222)
                                                          -------   ------

Cash Flows from Financing Activities
     Proceeds of Long-Term Debt and Notes Payable         $ 1,044   $    -
     Proceeds from Exercise of Incentive Stock Options         30       15
     Principal Payments Under Long-Term Debt and
            Notes Payable                                    (122)    (144)
                                                          -------   ------
     Net Cash Provided (Used) by Financing Activities     $   952   $ (129)
                                                          -------   ------
     Effect of Exchange Rate Changes on Cash              $   (34)  $  (58)
                                                          -------   ------
     Net Increase (Decrease) in Cash and Investments      $(1,415)  $  474
                                                          -------   ------
Cash and Investments at Beginning of Year                 $ 2,340   $2,189
                                                          -------   ------
Cash and Investments at End of Period                     $   925   $2,663
                                                          -------   ------
Supplemental Disclosures of Cash Flow Information
     Cash Paid During the Year for:
     Interest                                             $    52   $   24
                                                          -------   ------
     Income Taxes                                         $    77   $  678
                                                          -------   ------

                               ISOMET CORPORATION
                               ------------------

                    Notes to Condensed Financial Statements
                               September 30, 2001



1. Interim Financial Statements - This document includes unaudited interim financial statements that should be read in conjunction with the Company's latest audited annual financial statements. However, in the opinion of management, these financial statements contain all adjustments consisting only of normal recurring items necessary for a fair presentation of the Company's financial position as of September 30, 2001 and December 31, 2000, as well as the results of its operations for the three and nine months ended September 30, 2001 and 2000 and its cash flows for the nine months ended September 30, 2001 and 2000.

2. Recent Accounting Pronouncements - In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) as follows:

     No. 141, Business Combinations
     No. 142, Goodwill and Other Intangible Assets
     No. 143, Accounting for Asset Retirement Obligations

SFAS No. 141 eliminates the use of the pooling-of-interests method of accounting for business combinations and requires that all such transactions be accounted for by the purchase method. In addition, SFAS No. 141 requires that intangible assets be recognized as assets apart from goodwill and that they meet specific criteria described in the Standard. This Standard is applicable to all business combinations initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Management will follow the Standard in accounting for all future business combinations and does not believe that adoption will have any significant impact on the Company's financial statements.

SFAS No. 142 eliminates the requirement to amortize goodwill and requires that other intangible assets be separated into assets that have a finite useful life and those with an indefinite useful life. Intangible assets with a finite useful life are to be amortized over that useful life. Intangible assets with an indefinite life are to be measured for impairment annually, or more frequently if circumstances indicate impairment may have occurred. With respect to goodwill, the Standard requires that it be measured annually for impairment under a defined two-step process that begins with an estimation of the fair value of a "reporting unit," which is defined in the Standard. The first step in the process is a screening for impairment and the second step measures the amount of impairment, if any. Upon initial adoption of SFAS No. 142, the change is to be reported on the financial statements as a change in accounting principle with the cumulative effect reported in the statement of income in the period of adoption. The Standard is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted for entities with fiscal years beginning after March 15, 2001. The Company expects to adopt this new Standard with its fiscal year beginning January 1, 2002. The Company has no goodwill or other intangible assets and does not believe that adoption of the Standard will have any impact on its financial statements.

SFAS No. 143 requires that asset retirement obligations be recognized as a liability in the period in which it is incurred at its fair value if a reasonable estimate can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Standard requires that the liability be discounted and accretion expense be recognized. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2001, with earlier application permitted. The Company does not have any asset retirement obligations as of September 30, 2001, and does not believe that this new Standard will have any impact upon its financial statements when adopted.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Standard establishes a single accounting model for long-lived assets to be disposed of by sale and resolves other implementation issues involving long-lived assets that are impaired or are to be disposed of. The Standard is effective for fiscal years beginning after December 15, 2001, with early application permitted. The Company is considering the effects of this new standard and does not believe that it will have any significant effect on its financial statements when adopted.

                               ISOMET CORPORATION
                               ------------------

          Item 2: Management's Analysis of Quarterly Income Statements
          ------------------------------------------------------------


Due to continued low levels of new orders for acousto-optic and fiber-optic products, combined with the discontinuance of the systems contract for laser plotters, revenue in the third quarter of 2001 declined substantially to $903,000 from $2,272,000 last year. Consequently, for the nine months ended September 30, 2001, revenue of $4,072,000 decreased by $3,014,000, as compared to $7,086,000 last year.

For the first nine months of 2001 we incurred a net loss of $(437,000) or $(.22) per share, compared to net income for the same period in 2000 of $1,171,000 or $.57 per share (diluted). The decrease in net income of $1,608,000 resulted from the following factors:


1.  Decrease in Gross Profit                 $(1,593,000)
2.  Decrease in Interest and Other Income        (49,000)
3.  Increase in Selling, G & A Costs            (104,000)
4.  Increase in Product Development Costs       (523,000)
5.  Increase in Interest Expense                 (28,000)
6.  Decrease in Income Tax Charge                689,000
                                             -----------
                                             $(1,608,000)

New orders totaled $483,000 for the quarter and $4,411,000 for the current nine month period, compared to $1,451,000 and $6,371,000 respectively last year. Unfilled orders on September 30, 2001 totaled $1,474,000, compared to $3,020,000 on the same date last year and $12,937,000 on December 31, 2000.

Cash and investment balances of $925,000 on September 30, 2001 declined by $1,415,000 from December 31, 2000 totals. This decline resulted primarily from cash used by operating activities of $879,000; debt repayment of $122,000 and cash expended for leasehold improvements and capital equipment of approximately $410,000. The Company's ability to generate sufficient cash flow to meet its liquidity needs over the period October 1, 2001 - September 30, 2002 is dependent on sufficient new order receipt that can be converted to revenue over this period, combined with projected income tax refunds as a result of expected current fiscal year net losses.

                               ISOMET CORPORATION
                               ------------------

                           Part 11: Other Information


1.  Legal Proceedings

In September 2001, the Company filed a Complaint in the United States Eastern District Court of Virginia, seeking compensatory damages of approximately $2,100,000 and other relief related to the matter, from Polaroid Graphics Imaging, LLC. This action results from a cancellation in January 2001, by Polaroid Graphics Imaging, LLC, of an agreement between the parties for the manufacture of a specific number of laser plotters by the Company. At the present time, the potential outcome of the Company's complaint cannot be determined.

Reference is made to the Company's FY 2000 Form 10K filing and its February 1, 2001 Form 8K filing, both of which address this matter from an accounting and business standpoint.


2.  Change in Securities

          None

3.  Defaults Upon Senior Securities

          None

4.  Submission of Matters to a Vote of Security Holders

          None

5.  Other Information

          None

6.  Exhibits and Reports on Form 8K

          None

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


Date: November 13, 2001
      -------------------