Form 10KSB
period 2001-12-31
ISOMET CORP
filed 2002-03-27
CIK 52708

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For Fiscal Year Ended                               Commission File Number
  December 31, 2001                                         0-4671

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

              1,978,090 Shares Were Outstanding on January 31, 2002

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of The Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period the Company was required to file such report(s)) and (2) has been subject to such filing requirements for
the past ninety (90) days. Yes   X    No ______
                               -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation SB is not contained herein and will not be contained, to the best of registrant knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

Revenues for most recent fiscal year $4,749,773

On January 31, 2002 the approximate aggregate market value of the voting stock held by non-affiliates of the Company was $6,802,121.

                   DOCUMENTS INCORPORATED HEREIN BY REFERENCE
                   ------------------------------------------

Portions of the Company's Annual Report to Stockholders for fiscal year 2001 are incorporated by reference into Part II of this Form 10-KSB and portions of the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 30, 2002, are incorporated by reference into Part III of this Form 10-KSB.

                                     PART I

ITEM 1   DESCRIPTION OF BUSINESS

         (a)      Business Development
                  --------------------

Isomet Corporation (hereinafter referred to as "Isomet" or "Company") was incorporated in 1956. The Company is a manufacturer of laser control devices and sub-systems for various laser-based applications. The Company also produces, processes and markets birefringent materials for telecommunications markets.

         (b)      Business of Issuer
                  ------------------

                  (1)      Principal Products and Services and Their Markets:

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

The following table shows for each of the last three fiscal years the approximate amount of total revenue attributable to the Company's product lines:

Revenue - Sales                     2001              2000              1999
-------------------------------------------------------------------------------


Laser Control Components         $4,601,587        $5,678,539        $3,289,222
Systems                              61,988         3,379,168         3,613,866
                                 ----------------------------------------------

Total:                           $4,663,575        $9,057,707        $6,903,088


         (2)      Methods of Distribution
                  -----------------------

The Company distributes its products domestically through its own sales staff and to foreign customers primarily through independent agents or through its foreign subsidiary.

         (3)    New Products
                ------------

New product development effort during 2001 was directed primarily to new acousto-optic device designs and expansion of growth and process control techniques for birefringent materials.

         (4)    Competitive Conditions and Competitive Position
                -----------------------------------------------

No single company dominates the market in the Company's product line for acousto-optic laser components and materials. The Company competes with several companies on the basis of price and product performance. The Company is well known and has an established position in the market for these products.

         (5)    Sources and Availability of Raw Materials
                -----------------------------------------

Precious metals and various chemicals are raw materials essential to various phases of the Company's business. Precious metals and chemicals are readily available and are obtained from domestic commercial suppliers, such as Engelhard-CLAL and AAA Molybdenum.

         (6)    Customers
                ---------

In 2001, of $4,663,575 in total sales, three components customers accounted for $2,347,636 or approximately 50%. One customer accounted for $1,241,089 or approximately 27%, a second customer accounted for $624,148 or approximately 13% and a third customer accounted for $482,399 or approximately 10%.

In 2000, of $9,057,707 in total sales, one systems customer accounted for $3,169,745 or 35% and two components customers accounted for $2,688,133 or 30%.

         (7)    Patents, Trademarks, Licenses, Franchises and Concessions
                ---------------------------------------------------------

For its acousto-optic component product line, the Company holds several patents; none of which materially affect its present business. The Company protects many of its crystal growing processes and acousto-optic device manufacturing processes as trade secrets; they are important to the Company's competitive market position.

         (8)    Need For Government Approval of Products or Services
                ----------------------------------------------------

Not Applicable

         (9)    Effect of Existing or Probable Government Regulations
                -----------------------------------------------------

Not Applicable

         (10)     Research and Development
                  ------------------------

The following amounts were expended for Company sponsored research and product development for the fiscal years indicated:

                  2001               $734,963
                  2000               $213,824

         (11)     Costs and Effects of Compliance with Environmental Regulations
                  --------------------------------------------------------------

The Company's business is not materially affected by federal, state or local laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.

         (12)     Employees
                  ---------

On December 31, 2001 the Company employed fifty-one (51) full-time employees, of whom five (5) were employed by the Company's foreign subsidiary.

ITEM II           DESCRIPTION OF PROPERTIES

As of December 31, 2001, the Company leases 25,974 square feet at 5263 Port Royal Road, Springfield, Virginia for corporate offices, manufacturing facilities and engineering laboratories at an annual rental of $245,200, plus adjustments for increases or decreases in real estate taxes and in the cost-of-living index. This lease expires on August 31, 2004 and provides for two successive three year renewal periods at the same terms and conditions as the present lease. Management believes that the facilities are adequate for its present level of business.

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

                                     PART II

ITEM V      MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
            MATTERS

Common stock market prices, dividends and related security holder matters set forth in the Company's 2001 Annual Report to stockholders are hereby incorporated by reference.


ITEM VI MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company's 2001 Annual Report to stockholders is hereby incorporated by reference.


ITEM VII    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages F-1 through F-26 of this Annual Report on Form 10-KSB.


ITEM VIII   CHANGES IN AND DISAGREEMENTS IN ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has not had any disagreements on accounting or financial disclosure with its accountants required to be reported hereunder.

                                    PART III

ITEM IX     DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information called for by this Item is incorporated by reference from the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders.

ITEM X      EXECUTIVE COMPENSATION

The information called for this Item is incorporated by reference from the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders.

ITEM XI     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by this Item is incorporated by reference from the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders.

ITEM XII    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this Item is incorporated by reference from the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders.

ITEM XIII   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

      (1)   Financial Statements
            --------------------

A Table of Contents to the Financial Statements appears on Page F-1.

      (2)   Exhibits
            --------

The exhibits, if any, filed with this report are listed on the Index to Exhibits on page E-1.

      (3)   Reports on Form 8-K
            -------------------

Reference is made to Form 8-K filed December 21, 2001, which disclosed the substance of a settlement agreement between the Company and Polaroid Graphics Imaging, LLC.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ISOMET CORPORATION
                                       (Registrant)


Date:   March 27, 2002                 By:/S/ Jerry W. Rayburn
    ---------------------              -----------------------
                                       Jerry W. Rayburn
                                       Executive Vice President, Finance
                                       Treasurer and Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 27th day of March 2002.


/S/                          /S/                         /S/
-------------------          --------------------        -------------------
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

                                             Isomet Corporation and Subsidiaries

                                Table of Contents

--------------------------------------------------------------------------------

                                                                         Page

Independent Auditor's Report                                              F-2

Audited Financial Statements

   Consolidated Balance Sheets                                        F-3 - 4

   Consolidated Statements of Operations                                  F-5

   Consolidated Statements of Comprehensive (Loss) Income                 F-6

   Consolidated Statements of Stockholders' Equity                        F-7

   Consolidated Statements of Cash Flows                              F-8 - 9

   Notes to Consolidated Financial Statements                       F-10 - 26

Independent Auditor's Report



To the Stockholders and Board of Directors
Isomet Corporation
Springfield, Virginia


We have audited the accompanying Consolidated Balance Sheets of Isomet Corporation and Subsidiaries as of December 31, 2001 and 2000, and the related Consolidated Statements of Operations, Comprehensive (Loss) Income, Stockholders' Equity, and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Isomet Corporation and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



ARONSON & COMPANY

Rockville, Maryland
March 7, 2002

                                             Isomet Corporation and Subsidiaries

                                                     Consolidated Balance Sheets

--------------------------------------------------------------------------------

December 31,                                                                              2001             2000
----------------------------------------------------------------------------------------------------------------------
Assets

Current assets
   Cash and cash equivalents (Note 1)                                                $       65,596   $      882,859
   Investments (Note 1)                                                                     394,305        1,457,097
   Accounts and notes receivable (Notes 4 and 12)
       Trade                                                                                711,177          913,190
       Other                                                                                  9,754           17,447
   Refundable income taxes                                                                  634,076            4,001
   Precious metals (Note 1)                                                                 376,435          510,248
   Inventories (Notes 2, 4 and 12)                                                        4,123,079        3,866,657
   Prepaid expenses and other                                                                27,023           45,589
   Deferred income tax asset, net (Note 6)                                                  535,401          671,176
----------------------------------------------------------------------------------------------------------------------

Total current assets                                                                      6,876,846        8,368,264
----------------------------------------------------------------------------------------------------------------------

Property and equipment, at cost (notes 3 and 4)                                           4,246,901        2,710,865
   Accumulated depreciation and amortization                                             (2,157,463)      (1,958,082)
----------------------------------------------------------------------------------------------------------------------

Net property and equipment                                                                2,089,438          752,783
----------------------------------------------------------------------------------------------------------------------

Other assets
   Deposits                                                                                   7,357          126,934
----------------------------------------------------------------------------------------------------------------------






Total assets                                                                         $    8,973,641   $    9,247,981
======================================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                                             Isomet Corporation and Subsidiaries

                                                     Consolidated Balance Sheets

--------------------------------------------------------------------------------

December 31,                                                                              2001             2000
----------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current liabilities
   Notes payable (Note 4)                                                            $      322,008   $      159,577
   Accounts payable                                                                         211,912          559,646
   Accrued liabilities (Note 5)                                                             253,595          285,681
   Income taxes payable                                                                           -           58,430
   Deferred revenue (Note 1)                                                                      -           30,507
----------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                                   787,515        1,093,841

Long-term liabilities
   Notes payable, net of current portion (Note 4)                                           942,975          247,089
----------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                         1,730,490        1,340,930
----------------------------------------------------------------------------------------------------------------------

Commitments and contingencies (Notes 7 and 12)

Stockholders' equity (Note 8)
   Common stock, par value $1 per share; 2,500,000 shares authorized, 1,978,090 and 1,963,090 shares issued and outstanding at December 31, 2001 and
       2000, respectively                                                                 1,978,090        1,963,090
   Capital contributed in excess of par value                                             4,274,243        4,259,243
   Retained earnings                                                                      1,004,603        1,698,302
   Accumulated other comprehensive income
       Foreign currency translation adjustment (Note 1)                                     (13,785)         (13,584)
----------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                                7,243,151        7,907,051
----------------------------------------------------------------------------------------------------------------------


Total liabilities and stockholders' equity                                           $    8,973,641   $    9,247,981
======================================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                                             Isomet Corporation and Subsidiaries

                                           Consolidated Statements of Operations

--------------------------------------------------------------------------------

Years Ended December 31,                                                                  2001             2000
----------------------------------------------------------------------------------------------------------------------
Revenue
   Sales                                                                             $    4,663,575   $    9,057,707
   Interest and other income                                                                 86,198          158,024
----------------------------------------------------------------------------------------------------------------------

Total revenue                                                                             4,749,773        9,215,731
----------------------------------------------------------------------------------------------------------------------

Expenses (Notes 1, 3, 7 and 10)
   Cost of sales                                                                          3,506,509        5,314,325
   Selling expenses                                                                         387,785          316,103
   General and administrative                                                             1,218,318        1,182,239
   Product development                                                                      734,963          213,824
   Interest expense                                                                          71,708           34,736
----------------------------------------------------------------------------------------------------------------------

Total expenses                                                                            5,919,283        7,061,227
----------------------------------------------------------------------------------------------------------------------

(Loss) income before loss on contract termination and income taxes                       (1,169,510)       2,154,504
   Loss on contract termination (Note 12)                                                         -        1,511,308
----------------------------------------------------------------------------------------------------------------------

(Loss) income before income taxes                                                        (1,169,510)         643,196

Income tax (benefit) expense (Note 6)                                                      (475,811)          40,921
----------------------------------------------------------------------------------------------------------------------

Net (loss) income                                                                    $     (693,699)  $      602,275
======================================================================================================================

Net (loss) income per share of common stock (Notes 1 and 11)
   Basic net (loss) income per share                                                 $         (.35)  $           31
======================================================================================================================

   Diluted net (loss) income per share                                               $         (.35)  $           29
======================================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                                             Isomet Corporation and Subsidiaries

                          Consolidated Statements of Comprehensive (Loss) Income

--------------------------------------------------------------------------------

Years Ended December 31,                                                              2001         2000
----------------------------------------------------------------------------------------------------------
Net (loss) income                                                                 $ (693,699)  $   602,275

Other comprehensive (loss) income
   Foreign currency translation adjustment, net of tax of $(113) and
      ($11,827) in 2001 and 2000, respectively                                          (201)      (44,106)
----------------------------------------------------------------------------------------------------------

Comprehensive (loss) income                                                       $ (693,900)  $   558,169
==========================================================================================================

  The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                                             Isomet Corporation and Subsidiaries

                                 Consolidated Statements of Stockholders' Equity

--------------------------------------------------------------------------------


Years Ended December 31,                                                        2001                2000
-----------------------------------------------------------------------------------------------------------
Common stock
   Shares issued and outstanding, beginning of year                           1,963,090           1,927,590
   Shares issued - exercise of incentive stock options                           15,000              35,500
-----------------------------------------------------------------------------------------------------------

   Shares issued and outstanding, end of year                                 1,978,090           1,963,090
-----------------------------------------------------------------------------------------------------------

   Amount issued and outstanding at $1 par value, beginning of year         $ 1,963,090         $ 1,927,590
   Amount issued - exercise of incentive stock options                           15,000              35,500
-----------------------------------------------------------------------------------------------------------

   Amount issued and outstanding at $1 par value, end of year                 1,978,090           1,963,090
-----------------------------------------------------------------------------------------------------------

Capital contributed in excess of par value
   Balance, beginning of year                                                 4,259,243           4,232,623
   Capital contributed - exercise of incentive stock options                     15,000              26,620
-----------------------------------------------------------------------------------------------------------

   Balance, end of year                                                       4,274,243           4,259,243
-----------------------------------------------------------------------------------------------------------

Retained earnings
   Balance, beginning of year                                                 1,698,302           1,096,027
   Net (loss) income                                                           (693,699)            602,275
-----------------------------------------------------------------------------------------------------------

   Balance, end of year                                                       1,004,603           1,698,302
-----------------------------------------------------------------------------------------------------------

Accumulated other comprehensive income
   Foreign currency translation adjustment
       Balance, beginning of year                                               (13,584)             30,522
       Foreign currency translation adjustment                                     (201)            (44,106)
-----------------------------------------------------------------------------------------------------------

       Balance, end of year                                                     (13,785)            (13,584)
-----------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                  $ 7,243,151         $ 7,907,051
===========================================================================================================

  The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                                             Isomet Corporation and Subsidiaries

                                           Consolidated Statements of Cash Flows

--------------------------------------------------------------------------------

Years Ended December 31,                                                                2001             2000
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
   Net (loss) income                                                               $    (693,699)   $    602,275
   Adjustments to reconcile net income to net cash (used) provided by operating activities
         Depreciation and amortization                                                   212,521          69,735
         (Increase) decrease in:
            Accounts, notes and other receivables                                        209,706         646,444
            Refundable income taxes                                                     (630,075)         (4,001)
            Precious metals                                                              133,813        (274,391)
            Inventories                                                                 (256,422)        315,516
            Prepaid expenses and other current assets                                     18,566          (8,329)
            Deferred income tax asset                                                    135,775        (562,796)
            Deposits                                                                     119,577        (119,577)
         Increase (decrease) in:
            Accounts payable                                                            (347,734)        (96,356)
            Accrued liabilities                                                          (32,086)         43,364
            Income taxes payable                                                         (58,430)       (121,185)
            Deferred revenue                                                             (30,507)         30,507
------------------------------------------------------------------------------------------------------------------

Net cash (used) provided by operating activities                                      (1,218,995)        521,206
------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
   Purchase of property and equipment                                                   (491,647)       (407,930)
   Purchase of investments                                                              (475,000)     (1,811,549)
   Proceeds from maturity of investments                                               1,537,792       2,370,752
------------------------------------------------------------------------------------------------------------------

Net cash provided by investing activities                                                571,145         151,273
------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
   Repayments of notes payable                                                          (219,683)       (177,931)
   Proceeds from exercise of incentive stock options                                      30,000          62,120
   Proceeds from notes payable                                                            20,471         197,061
------------------------------------------------------------------------------------------------------------------

Net cash (used) provided in financing activities                                        (169,212)         81,250
------------------------------------------------------------------------------------------------------------------

Foreign currency translation adjustment                                                     (201)        (44,106)
------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                                             Isomet Corporation and Subsidiaries

--------------------------------------------------------------------------------

Years Ended December 31,                                                   2001              2000
------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                  $   (817,263)       $  709,623

Cash and cash equivalents, beginning of year                               882,859           173,236
------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                                $     65,596        $  882,859
======================================================================================================


Supplemental disclosures of cash flow information
   Cash paid for interest                                             $     65,626        $   34,736
======================================================================================================

   Cash paid for income taxes                                         $     76,504        $  734,321
======================================================================================================

Noncash investing and financing activities
   Inventory put into service as equipment                            $          -        $   79,036

   Equipment and leasehold improvements acquired through capital
       lease obligations                                              $  1,057,529        $        -
======================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                                             Isomet Corporation and Subsidiaries

                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

1.   Organization and      Organization: Isomet Corporation and its Subsidiaries
     significant           (the Company) produce and sell laser equipment,
     accounting policies   systems and laser accessory components for color
                           image reproduction applications and birefringent materials for fiberoptics.

                           Basis of consolidation: The Company has a wholly-owned subsidiary in Barbados which has elected to be a Foreign Sales Corporation, and a wholly-owned subsidiary in the United Kingdom. The consolidated financial statements include the accounts of Isomet and these subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

                           Revenue recognition: The Company recognizes revenue at the time goods are shipped and title passes to the customer, including goods shipped under multiple delivery fixed-price contracts. The Company's only obligation after goods are shipped is a one year warranty. The Company's experience has been that subsequent warranty costs are not significant and the Company expenses these costs as they are incurred.

                           For customers that do not have an established credit arrangement, the Company requires payment in advance of shipment. Such advance payments are reported as deferred revenue on the balance sheets.

                           Multiple delivery contracts are for units that are incorporated into larger systems used for color image reproduction. Shipments are usually based upon specific schedules of units to be shipped each month. The Company will only produce and ship units under orders that represent firm commitments at fixed prices which management believes are collectible.

                           Advertising: It is the Company's policy to expense advertising costs as incurred. Total advertising expense for 2001 and 2000 was $33,419 and $18,227, respectively.

                           Major maintenance activities: In accordance with Topic D-88 of the Emerging Issues Task Force of the Financial Accounting Standards Board, the Company has adopted a policy to accrue a liability for planned major maintenance activities. The costs subject to this policy include only incremental costs associated with the activities. There were no such liabilities accrued at December 31, 2001 or 2000.

                                             Isomet Corporation and Subsidiaries

                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

1.   Organization and      Investments: Investments consist of certificates of
     significant           deposit that are considered to be held-to-maturity as
     accounting policies   the Company has the intent and  ability to hold these
     (continued)           securities to maturity.  These investments are stated
                           at cost which approximates their fair value and, as of December 31, 2001, mature as follows:

                              February 2002                  $    99,612
                              December 2002                       97,157
                              January 2003                       197,536
                           ----------------------------------------------

                           Total                             $   394,305
                           ----------------------------------------------

                           Inventories: Inventories of parts are stated at cost determined on a first-in, first-out basis, which does not exceed market. Work-in-process and finished goods are stated at the lower of standard costs (which approximate average costs) or market.

                           Precious metals: The Company's manufacturing processes includes the growth of crystals that are subsequently fabricated and used in laser beam modulation. The growth of the crystals in a laboratory environment requires the use of containers, wire and parts that can withstand extremely high temperatures or have high conductivity characteristics. These materials are the precious metals reported on the balance sheets and are reported at market price based upon quoted prices at year end as provided by the Company's principal suppliers.

                           Property and equipment: Depreciation and amortization of property and equipment is recorded using the straight-line method over estimated useful lives as follows.

                                                                   Years
                                                               --------------

                               Plant equipment                      10
                               Furniture                            10
                               Transportation equipment            3-5
                               Leasehold improvements          Remaining term
                                                                  of lease

                           Property and equipment represent the Company's only long-lived assets. It is the Company's policy to evaluate the recovery of recorded amounts of such assets periodically or when significant events occur that indicate an impairment may have occurred.

                                             Isomet Corporation and Subsidiaries

                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

1.   Organization and      Foreign currency translation: The  assets and
     significant           liabilities of the Company's foreign operations are
     accounting policies   translated at rates of exchange in effect at year
     (continued)           end,  and  revenue, expenses, gains and losses are
                           translated at the average rates of exchange for the year. Gains and losses resulting from translation are accumulated as a separate component of stockholders' equity until the foreign entity is sold or liquidated.


                           Income (loss) per share of common stock: Basic net income (loss) per share of common stock has been computed on the weighted average number of shares of common stock outstanding during the period. For 2000, diluted net income per share of common stock has been computed on the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The diluted net income per share in 2000 includes stock options as common stock equivalents. The diluted net loss per share in 2001 does not include common stock equivalents, since the effect would be antidilutive.

                           Statements of cash flows: The statements of cash flows are prepared on the basis of cash on hand and in banks which is subject to withdrawal on demand and items considered to be cash equivalents. The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. At times during the year the Company has amounts on deposit with financial institutions that may exceed federally insured limits. The Company does not believe that this results in any significant credit risk.

                           Fair value of financial instruments: The fair market values of the financial instruments included in the consolidated financial statements approximate their carrying value.

                           Financial statement estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                             Isomet Corporation and Subsidiaries

                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

2.   Inventories      Inventories at December 31, 2001 and 2000 are summarized
                      as follows:

                                                                                  2001             2000
                                                                              -------------------------------
                      Parts                                                   $     966,452    $   1,189,983
                      Work-in-process                                             3,372,818        3,122,957
                      Finished goods                                                701,178          507,024
                      ---------------------------------------------------------------------------------------
                                                                                  5,040,448        4,819,964
                      Less:  Allowance for realization due to contract
                           termination (Note 12)                                    917,369          953,307
                      ---------------------------------------------------------------------------------------

                      Total                                                   $   4,123,079    $   3,866,657
                      ---------------------------------------------------------------------------------------

3.   Property and     The following is a summary of property and equipment as of
     equipment        December 31, 2001 and 2000:

                                                             2001                          2000
                                                 ------------------------------------------------------------
                                                                  Accumulated                  Accumulated
                                                                 Depreciation                  Depreciation
                                                                      and                          and
                                                     Cost        Amortization       Cost       Amortization
                                                 ------------------------------------------------------------
                      Plant equipment            $   3,113,828  $   1,632,082   $ 1,901,772   $   1,512,990
                      Furniture                        634,319        270,677       586,409         230,830
                      Transportation equipment          16,469         16,469        16,469          16,469
                      Leasehold improvements           482,285        238,235       206,215         197,793
                      ---------------------------------------------------------------------------------------

                                                 $   4,246,901  $   2,157,463   $ 2,710,865   $   1,958,082
                      ---------------------------------------------------------------------------------------

                      Depreciation and amortization of property and equipment charged to operations amounted to $210,596 and $69,735 in 2001 and 2000, respectively.

                                             Isomet Corporation and Subsidiaries

                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

4.  Notes payable   Notes payable consist of:

                                                                                   2001         2000
                                                                               ------------------------
                    Bank of America - Promissory note with interest
                         payable monthly at the Bank's prime rate plus
                         .5%.  The rate in effect on December 31, 2001
                         was 5.25%.  The loan is payable in monthly
                         installments of $12,000 plus interest, with
                         final payment due June 1, 2002.  The
                         collateral for this loan is a blanket lien on
                         all assets.                                           $   65,604   $  209,604

                    Bank of America - Promissory note with interest
                         payable at the LIBOR rate plus 2.70%. The
                         rate at December 31, 2001 was approximately
                         7.95%. Interest only payments were due
                         through July 1, 2001, when the note converted
                         into a 5-year capital lease. The collateral for
                         this loan is the equipment purchased with
                         proceeds from the note.                                  958,670      197,062

                    Bank of America - Promissory note with interest
                         payable at LIBOR rate plus 2.70%. Interest
                         only payments are due through January 5,
                         2002, when the note converts into a 5-year
                         capital lease. The collateral for this loan is
                         the equipment purchased with proceeds from
                         the note.                                                176,405            -

                    Lombard North Central PLC - Capital lease obligation
                         payable $2,766 per month, including interest
                         implicit in the lease at 7.566% over 24 months
                         collateralized by the equipment leased                    43,833            -

                    Barclays' Bank - Credit arrangement for cash
                         overdrafts with interest at 2.75% over the
                         bank's base rate, 6.75% at December 31, 2001,
                         collateralized by the assets of the Company's
                         subsidiary and a right of offset to deposited
                         funds                                                     20,471            -
                    -----------------------------------------------------------------------------------
                    Total                                                       1,264,983      406,666

                    Less:  Current portion                                        322,008      159,577
                    -----------------------------------------------------------------------------------

                    Long-term portion                                          $  942,975   $  247,089
                    ===================================================================================

                                             Isomet Corporation and Subsidiaries

                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

4.  Notes payable   The Bank of America loan agreements contain various
    (continued)     covenants as to certain financial ratios and limits
                    borrowings to amounts outstanding on certain receivables.
                    All loan covenants were met as of December 31, 2001.

                    Total interest incurred during 2001 and 2000 was $84,310 and $34,736, respectively, of which $12,602 was capitalized in 2001 as part of leasehold improvements.

                    Future debt maturities are as follows:

                    Year Ending
                    December 31                                        Amount
                    ------------------------------------------------------------

                        2002                                      $    322,008
                        2003                                           237,983
                        2004                                           241,939
                        2005                                           260,846
                        2006                                           198,751
                     Thereafter                                          3,456
                    ------------------------------------------------------------

                    Total                                         $  1,264,983
                    ============================================================

                    The Company has entered into a $750,000 revolving line of credit agreement with Bank of America that is available through June 30, 2002. Interest is payable at the Eurodollar rate plus 2.95%. Borrowings against the line are collateralized by a blanket lien on all Company assets. The Company made no draws against the line in 2001 or 2000.

5.  Accrued         A summary of accrued liabilities at December 31, 2001 and
    liabilities     2000 is as follows:

                                                                      2001          2000
                                                                 -----------------------------
                    Salaries and payroll taxes                    $     63,564  $     65,273
                    Compensated absences                               155,455       196,875
                    Other                                               34,576        23,533
                    --------------------------------------------------------------------------

                    Total                                         $    253,595  $    285,681
                    ==========================================================================

                                             Isomet Corporation and Subsidiaries

                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

6.  Income taxes    The domestic and foreign components of (loss) income before income taxes for 2001 and 2000 are as follows:

                                                                 2001           2000
                                                           -----------------------------
                    Domestic                                $ (1,195,028)  $    338,163
                    Foreign                                       25,518        305,033
                   ---------------------------------------------------------------------

                    (Loss) income before income taxes       $ (1,169,510)  $    643,196
                   =====================================================================

                    The components of income tax (benefit) expense are as follows:

                                                                 2001           2000
                                                           -----------------------------
                     Current
                         Domestic                           $   (611,547)  $    603,252
                         Foreign                                     (40)           464
                    --------------------------------------------------------------------
                     Total                                      (611,587)       603,716
                    --------------------------------------------------------------------

                     Deferred
                         Domestic                                135,776       (518,795)
                         Foreign                                       -        (44,000)
                    --------------------------------------------------------------------
                     Total                                       135,776       (562,795)
                    --------------------------------------------------------------------

                     Income tax (benefit) expense           $   (475,811)  $     40,921
                    ====================================================================

                    Significant items attributable to the calculation of the deferred income tax asset are as follows:

                                                                 2001           2000
                                                           -----------------------------
                    Difference in the timing of expenses
                         for tax and financial reporting
                         purposes                           $  1,365,757   $  1,711,723

                                             Isomet Corporation and Subsidiaries

                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

6.  Income taxes    A reconciliation of income taxes computed at the statutory
    (continued)     Federal rate and the effectiveincome tax (benefit) expense is as follows:

                                                                            2001            2000
                                                                        ----------------------------
                     Federal income taxes at statutory rate            $   (385,090)   $    218,687
                     Increases (decreases) in taxes from:
                       State income taxes, net of federal benefit           (31,578)         12,421
                       Effect of graduated federal tax rates                (39,265)        (11,750)
                       Change in valuation allowance for UK taxes                 -        (155,577)
                       Research and development credit                      (47,773)              -
                       Permanent differences and other                       27,895         (22,860)
                   ---------------------------------------------------------------------------------

                     Tax (benefit) expense                             $   (475,811)   $     40,921
                   =================================================================================


                    The components of the deferred tax asset at December 31, 2001 and 2000 are as follows:

                                                                            2001            2000
                                                                        ----------------------------
                     Deferred tax assets (liabilities)
                       Depreciation differences                         $   (96,930)   $    (56,074)
                       Inventory capitalization adjustment                   51,175          47,011
                       Other inventory adjustments                          330,069         349,292
                       Vacation pay differences                              55,933          72,135
                       Allowance for doubtful accounts                      143,013         206,522
                       Capital loss carryforwards                             8,141           8,290
                       Net operating loss carryforward - foreign            123,000         123,000
                       Valuation allowance - foreign                        (79,000)        (79,000)
                   ---------------------------------------------------------------------------------

                     Total                                              $   535,401    $    671,176
                   =================================================================================

                    The Company has net operating loss carryforwards for tax reporting purposes of approximately 429,200 pounds sterling ($625,000) in the United Kingdom. These losses may be carried forward indefinitely. The Company has provided a $79,000 allowance for the tax benefit related to this loss because of the uncertainty of realization.

7.  Leases          The Company leases its plant and office facilities under two long-term operating leases which expire in 2004 and 2010.
                    The leases require minimum annual rental payments plus additional amounts based upon future increases in property taxes and the consumer price index. The lease expiring in 2004 contains two three year renewal options.

                                             Isomet Corporation and Subsidiaries

                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

7.   Leases           Following is a schedule of future minimum rental payments
     (continued)      required under operating leases that have initial or
                      remaining noncancellable lease terms in excess of one year as of December 31, 2001:

                          Year Ending
                          December 31                                Amount
                      ----------------------------------------------------------

                             2002                               $       259,788
                             2003                                       264,864
                             2004                                       183,128
                             2005                                        19,656
                             2006                                        19,656
                          Thereafter                                     65,520
                      ----------------------------------------------------------

                      Total                                     $       812,612
                      ==========================================================

                      Total rent expense for all operating leases amounted to $267,152 and $231,352 in 2001 and 2000, respectively.

8.   Common stock     In 1992, the Company adopted a stock option plan covering
                      up to 275,000 shares of the Company's stock that has a term of ten years. Isomet's Board of Directors determines the number of shares and to whom options are to be granted. Options granted under the plan are exercisable at an exercise price to be determined by the Board and terminate ten years from the date the options are granted.

                      In January 1993, the Company granted incentive stock options under the plan to employees covering 46,000 shares at a price of $1.52 per share, and in 1999, the Company granted 157,500 options at a price of $2. Prior to 2000, options for 22,000 shares were exercised and options for 3,000 shares were terminated. A summary of activity under the plan during 2000 and 2001 follows:

                                                                Option             Option
                                                                 Price             Shares
                                                              -----------------------------
                      Outstanding at December 31, 1999        $     1.52            21,000
                                                                    2.00           157,500

                      Options exercised during 2000                 1.52           (18,500)
                      Options exercised during 2000                 2.00           (17,000)
                      Options terminated during 2000                1.52            (2,500)
                      Options terminated during 2000                2.00           (15,000)
                      Options granted during 2000                   4.13            22,500
                      Options granted during 2000                  10.00            30,000
                      Options granted during 2000                  15.25            15,000
                      ---------------------------------------------------------------------

                                             Isomet Corporation and Subsidiaries

                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

8.   Common stock    Outstanding at December 31, 2000       $  2.00     125,500
     (continued)                                               4.13      22,500
                                                              10.00      30,000
                                                              15.25      15,000

                     Options exercised during 2001          $  2.00     (15,000)
                     Options terminated during 2001            8.10      (5,000)
                     Options terminated during 2001            8.55      (7,500)
                     Options terminated during 2001           15.25     (15,000)
                     Options granted during 2001               2.46      27,500
                     Options granted during 2001               8.10       5,000
                     Options granted during 2001               8.55       7,500
                     -----------------------------------------------------------

                     Outstanding at December 31, 2001       $  2.00     110,500
                                                               2.46      27,500
                                                               4.13      22,500
                                                              10.00      30,000
                     -----------------------------------------------------------

                     Total                                              190,500
                     ===========================================================

                     At December 31, 2001, there are 15,000 of the $2.00 options that are non-qualified and the remainder of 175,500 options are qualified incentive options under the plan. As of December 31, 2001, there are 24,500 options available to be issued under the plan.

                     In 2001, the Company adopted its 2001 Stock Option Plan covering up to 200,000 shares of the Company's common stock. Options may be granted under the plan by either the Board of Directors or a Committee appointed by the Board if it so chooses. The option price and term of options granted under the plan is at the discretion of the Board or Committee, except that the exercise term may not exceed 10 years and the exercise price for incentive options may not be less than fair market value on the grant date. No options were issued under the plan in 2001.

                                             Isomet Corporation and Subsidiaries

                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

8.  Common stock    The Company follows Accounting Principles Board Opinion
    (continued)     No. 25 in accounting for stock options. Accordingly, no
                    compensation cost associated with the 2001 and 2000 options has been recognized. Had compensation cost for the 2001 and 2000 options been recognized in accordance with Financial
                    Accounting Standards Board Statement No. 123, net income for
                    2001 and 2000 would have been reduced to the pro forma amounts indicated below:

                                                                                  2001         2000
                                                                              ------------  ----------
                    Net (loss) income                         As reported     $  (693,699)  $  602,275
                                                              Pro forma       $  (914,770)  $  524,090

                    Basic net (loss) income per share         As reported     $      (.35)  $      .31
                                                              Pro forma       $      (.46)  $      .27

                    Diluted net (loss) income per share       As reported     $      (.35)  $      .29
                                                              Pro forma       $      (.46)  $      .25

9.  Segment         The Company is a manufacturer of laser control devices,
    information     systems and equipment for color image reproduction
                    applications. The Company has two reportable segments, identified as systems and components. The systems segment produces high resolution digital color scanners, laser film recorders, laser plotters and specialized interface software and electronics packages. The components segment produces laser control devices for applications that make use of lasers to process or communicate information through various forms of recorded images.

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

                                             Isomet Corporation and Subsidiaries

                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

9. Segment       The Company's operations by reporting segment for 2001 and 2000
   information   are as follows:

   (continued)

                                                                               2001
                                                             Systems         Components          Total
                                                         ---------------------------------------------------
                 Sales                                  $        61,988   $     4,601,587   $    4,663,575
                 Cost of sales                                  213,672         3,292,837        3,506,509
                 -------------------------------------------------------------------------------------------

                 Gross profit (loss)                    $      (151,684)  $     1,308,750        1,157,066
                 =========================================================================

                 General corporate:
                     Interest income and other revenue                                              86,198
                     Selling expenses                                                             (387,785)
                     General and administrative                                                 (1,218,318)
                     Product development                                                          (734,963)
                     Interest expense                                                              (71,708)
                 -------------------------------------------------------------------------------------------

                 Net loss before income taxes                                               $   (1,169,510)
                 ===========================================================================================
                                                                                2000
                                                            Systems          Components          Total
                                                        ----------------------------------------------------
                 Sales                                  $     3,379,168   $     5,678,539   $    9,057,707
                 Cost of sales                                2,685,237         2,629,088        5,314,325
                 -------------------------------------------------------------------------------------------

                 Gross profit                           $       693,931   $     3,049,451        3,743,382
                 =========================================================================

                 General corporate:
                     Interest income and other revenue                                             158,024
                     Selling expenses                                                             (316,103)
                     General and administrative                                                 (1,182,239)
                     Product development                                                          (213,824)
                     Interest expense                                                              (34,736)
                     Loss on contract termination                                               (1,511,308)
                 -------------------------------------------------------------------------------------------

                 Net income before income taxes                                             $      643,196
                 ===========================================================================================

                                             Isomet Corporation and Subsidiaries

                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

9.   Segment        The Company's assets, net of allowances, at December 31,
     information    2001 and 2000 by reporting segment are as follows:
     (continued)

                                                                                2001
                                                                                      General
                                                       Systems       Components      Corporate       Total
                                                     ----------------------------------------------------------
                    Accounts and notes receivable    $    350,000  $     361,177    $          - $    711,177
                    Precious metals                             -        376,435               -      376,435
                    Inventories                                 -      4,123,079               -    4,123,079
                    Other                                       -      1,880,494       1,882,456    3,762,950
                    -------------------------------------------------------------------------------------------

                    Total assets                     $    350,000  $   6,741,185    $  1,882,456 $  8,973,641
                    ===========================================================================================
                                                                               2000
                                                                                      General
                                                        Systems       Components     Corporate       Total
                                                     ----------------------------------------------------------
                    Accounts and notes receivable    $    240,929  $     672,261    $          - $    913,190
                    Precious metals                             -        510,248               -      510,248
                    Inventories                           123,662      3,742,995               -    3,866,657
                    Other                                  75,278        602,227       3,280,381    3,957,886
                    -------------------------------------------------------------------------------------------

                    Total assets                     $    439,869  $   5,527,731    $  3,280,381 $  9,247,981
                    ===========================================================================================

                    The Company's operations in different geographic areas were as follows:

                                                                                   2001             2000
                                                                             ----------------------------------
                    Sales to unaffiliated customers
                       North America                                         $     3,026,288   $     6,950,895
                       Europe                                                      1,329,440         1,389,979
                       Far East                                                      307,847           716,833
                    -------------------------------------------------------------------------------------------

                    Total sales                                              $     4,663,575   $     9,057,707
                    ===========================================================================================

                    Transfers between geographic areas
                       United States                                         $        55,662   $     1,057,980
                       Europe                                                      1,002,331           582,065
                       Eliminations                                               (1,057,993)       (1,640,045)
                    -------------------------------------------------------------------------------------------

                    Total sales                                              $     4,663,575   $     9,057,707
                    ===========================================================================================

                                             Isomet Corporation and Subsidiaries

                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

                                                          2001           2000
9.  Segment                                          ---------------------------
    information
    (continued)   Operating (loss) profit
                     United States                   $ (1,127,133)  $   372,899
                     United Kingdom                        29,331       305,033
                     Eliminations                               -             -
                  --------------------------------------------------------------
                  Total operating (loss) profit        (1,097,802)      677,932
                  Interest expense                         71,708        34,736
                  --------------------------------------------------------------

                  (Loss) income before income taxes  $ (1,169,510)  $   643,196
                  ==============================================================

                  Identifiable assets
                     United States                   $  6,345,547   $ 5,463,267
                     United Kingdom                       821,960       540,744
                     Eliminations                         (76,322)      (36,411)
                  --------------------------------------------------------------
                  Total identifiable assets             7,091,185     5,967,600
                  General corporate assets              1,882,456     3,280,381
                  --------------------------------------------------------------

                  Total assets                       $  8,973,641   $ 9,247,981
                  ==============================================================

                  Liabilities
                     United States                   $  1,593,708   $ 1,274,607
                     United Kingdom                       400,741       216,122
                     Eliminations                        (263,959)     (149,799)
                  --------------------------------------------------------------

                  Total liabilities                  $  1,730,490   $ 1,340,930
                  ==============================================================

                  Transfers between geographic areas are accounted for on a cost plus mark-up basis. Expenses directly identified with an area are used to determine operating profit by geographic areas.

                  In 2001, of $4,663,575 in total sales, three components customers accounted for $2,347,636, or approximately 50%. One customer accounted for $1,241,089, or approximately 27%, another customer accounted for $624,148, or approximately 13%, and another customer accounted for $482,399, or approximately 10%.

                  In 2000, of $9,057,707 in total sales, one systems customer accounted for $3,169,745 or 35%, and two components customers accounted for $2,688,133 or 30%.

                                             Isomet Corporation and Subsidiaries

                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

                           The Company does not normally require its customers to provide collateral for outstanding balances. Through November 30, 2001, the Company maintained insurance for collection of accounts receivable on certain domestic customers. This insurance was not renewed.


9.   Segment information   The Company's products are sold principally in North
     (continued)           America, Europe and the far east. Accounts and notes
                           receivable from sales in these areas of the world at December 31, 2001 and 2000, were as follows:

                                                                                          2001             2000
                                                                                    ----------------------------------
                           North America                                            $       476,165   $       664,818
                           Europe                                                           218,300           198,873
                           Far East                                                          16,712            49,499
                           -------------------------------------------------------------------------------------------

                           Total                                                    $       711,177   $       913,190
                           ===========================================================================================

                           The accounts receivable in North America at December 31, 2001 and 2000, were due from 14 and 26 different unrelated customers, of which two and three customers accounted for $419,763 and $533,513, respectively. The amount due from these customers is expected to be collected in the normal course of business.

                           The accounts receivable in Europe at December 31, 2001 and 2000, were due from nine and eight different unrelated customers, of which four and two customers accounted for $185,841 and $178,168, respectively. All such debts are expected to be collected in the normal course of business.

10.  Retirement plans      One subsidiary maintains a defined contribution
                           retirement plan which is available to all employees of the subsidiary. The plan is funded through the purchase of a group annuity insurance policy.
                           Employer contributions are discretionary. Employees may contribute to the plan in an amount that does not exceed 15% of the employee's annual compensation and vest 100% in their own contributions. Vesting in the employer contributions does not occur until the participant's normal retirement date, as defined. The plan is cancelable upon thirty days notice. Pension expense was $8,081 and $7,683 for the years ended
                           December 31, 2001 and 2000, respectively.

                                             Isomet Corporation and Subsidiaries

                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

10. Retirement           The parent company maintains a contributory plan
    plans
    (continued)          pursuant to Section 401(k) of theInternal Revenue Code.
                         The Plan is available to all employees of the parent company who have completed one year of service.
                         Participants may elect to make contributions to the Plan in an amount not to exceed the lesser of 15% of annual compensation or the maximum amount specified by law. The Company matches employee contributions in an amount not to exceed 2% of annual compensation. The
                         Company may make additional contributions at its discretion. All contributions are held by a trustee and invested at the participant's direction under the options available. Participants are vested 100% in their contributions. Vesting in employer contributions is 20% per year with 100% vesting after five years.
                         Pension expense related to this plan totaled $42,564 and $38,014 for the years ended December 31, 2001 and 2000, respectively.

11. Net (loss)           The following is a reconciliation of the numerators and
    income per           denominators of the basic and diluted net (loss) income
    share                per share computations for 2001 and 2000:


                                                                                            2001
                                                                     Income                Shares          Per Share
                                                                   (Numerator)         (Denominator)         Amount
                                                               --------------------------------------------------------
                         Net loss                               $    (693,699)

                         Basic net loss per share
                            Loss to stockholders                     (693,699)          1,977,049      $      (.35)

                         Effect of dilutive securities                   -                   -
                         -------------------------------------------------------------------------------------------

                         Diluted net loss per share             $    (693,699)          1,977,049      $      (.35)
                         ===========================================================================================
                                                                                        2000
                                                                  Income               Shares           Per Share
                                                                (Numerator)         (Denominator)         Amount
                                                            --------------------------------------------------------
                         Net income                             $     602,275

                         Basic net income per share
                            Income available to
                               stockholders                           602,275           1,936,632      $       .31

                         Effect of dilutive securities
                            Stock options                                -                132,749
                         -------------------------------------------------------------------------------------------

                         Diluted net income per share           $     602,275           2,069,381      $       .29
                         ===========================================================================================

                                             Isomet Corporation and Subsidiaries

                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

12.  Loss on contract    In January 2001, the Company was notified by its
     termination         customer for laser plotter equipment of a cancellation
                         of its contract with the Company and the customer's inability at that time to pay its current obligations to the Company. As a result, in its December 31, 2000 financial statements, the Company provided for an estimated loss before tax benefits with respect to the termination of approximately $1,500,000.

                         In a settlement agreement dated December 19, 2001, the Company and the customer agreed to a payment schedule which included $80,000 at settlement and provides for payments to the Company totaling $1,617,369 on the following basis:



                         Year Ending
                         December 31                                 Amount
                         -------------------------------------------------------

                              2002                              $       650,000
                              2003                                      553,500
                              2004                                      120,000
                              2005                                      120,000
                              2006                                      120,000
                              2007                                       53,869
                         -------------------------------------------------------

                         Total                                  $     1,617,369
                         =======================================================

                         Pursuant to this agreement, as scheduled, as of February 28, 2002 the customer has paid $150,000. While the settlement agreement includes default and confession of judgement provisions, the Company has no assurance that the balance of payments required in the agreement will be made. Therefore, as of December 31, 2001, the Company has modified its loss provision, as shown below, to reflect its best estimate of recoverable amounts.

                                                      December 31,      December 31,       Increase
                                                          2001              2000          (Decrease)
                                                     ---------------------------------------------------
                         Accounts receivable         $       350,000  $       558,001   $     (208,001)
                         Work-in-process                     493,500          294,532          198,968
                         Parts and materials                 423,869          658,775         (234,906)
                         -------------------------------------------------------------------------------

                         Totals                      $     1,267,369  $     1,511,308   $     (243,939)
                         -------------------------------------------------------------------------------