Form 10QSB
period 2002-03-31
ISOMET CORP
filed 2002-05-14
CIK 52708

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


           For Quarter Ended                   Commission File No.
             March 31, 2002                         0-4671

                               ISOMET CORPORATION

        State of Incorporation                IRS Employer Identification No.
             New Jersey                                   22-1591074



                     Address of Principal Executive Offices
                              5263 Port Royal Road
                              Springfield, VA 22151

                  Registrant's Telephone Number: (703) 321-8301

             Common Shares Outstanding on March 31, 2002: 1,978,090

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

A. Consolidated Statements of Income (1) (2) (3) (000 omitted)


                                                       Three Months Ended
                                                             March 31
                                                       2002             2001
                                                       ---------------------
1. Revenues
         a. Sales                                     $   695          $1,681
         b. Interest and Other Income                       2              29
                                                      -----------------------
                                                      $   697          $1,710
2. Cost and Expenses
         a. Cost of Sales                             $   666          $1,249
         b. Selling, General & Admin                      343             387
         c. Product Development                            53             163
         d. Interest Expense                               25              15
                                                      -----------------------

Total Costs and Expenses                              $ 1,087          $1,814
                                                      -----------------------

3. (Loss) Before Taxes on Income                      $  (390)         $ (104)

4. Benefit From Taxes on Income                          (159)            (54)
                                                      -----------------------

5. Net (Loss)                                         $  (231)         $  (50)
                                                      -----------------------

Basic Net (Loss) Per Share                            $  (.12)         $ (.03)
                                                      -----------------------

Diluted Net (Loss) Per Share                          $  (.12)         $ (.03)
                                                      -----------------------

6. Weighted Average Number of
         Shares Outstanding                         1,978,100       1,973,900

Number of Shares of Common Stock and
         Stock Equivalents Outstanding              1,978,100       1,973,900

7. Dividends Per Share                                      -               -



(1)  This Financial Statement is unaudited.

(2) The results for interim periods are not necessarily indicative of results to be expected for the year due to:
     a. Fluctuations in order receipt and customer delivery.
     b. Fluctuations in yield in manufacturing processes may cause fluctuations in operating results for interim periods.

(3) In the opinion of management, all adjustments have been made which are necessary to reflect a fair statement of the results for the three month periods ended March 31, 2002 and March 31, 2001. All such adjustments are of a normal and recurring nature.

                               ISOMET CORPORATION
                              Financial Statements

B.  Consolidated Statements of Comprehensive (Loss) (000 omitted)



                                                        Three Months Ended
                                                              March 31
                                                       2002             2001
                                                       ---------------------

Net (Loss)                                            $ (231)           $ (50)
                                                      -----------------------
Other Comprehensive Loss
------------------------

Foreign Currency Translation Adj.                        (27)             (59)
                                                      -----------------------
Comprehensive (Loss)                                  $ (258)           $(109)
                                                      -----------------------

                               ISOMET CORPORATION
                              Financial Statements

C.  Segment Information Three Months Ended March 31 (000 omitted)


                                                                        2002
                                                      Systems        Components      Total
                                                     ---------       ----------     --------
Sales                                                $       0        $    695      $    695
Cost of Sales                                                8             658           666
                                                     ---------        --------      --------
Gross Profit (Loss)                                  $      (8)       $     37      $     29
                                                     ---------        --------

General Corporate:
         Interest Income and Other Revenue                                                 2
         Selling, General and Admin Expenses                                            (343)
         Product Development                                                             (53)
         Interest Expense                                                                (25)
                                                                                    --------
Net (Loss) Before Income Taxes                                                      $   (390)
                                                                                    --------

                                                                        2001
                                                      Systems        Components      Total
                                                     ---------       ----------     --------
Sales                                                $      51        $  1,630      $  1,681
Cost of Sales                                               64           1,185         1,249
                                                     ---------        --------      --------

Gross Profit (Loss)                                  $     (13)       $    445      $    432
                                                     ---------        --------
General Corporate:
         Interest Income and Other Revenue                                                29
         Selling, General and Admin Expenses                                            (387)
         Product Development                                                            (163)
         Interest Expense                                                                (15)
                                                                                    --------
Net (Loss) Before Income Taxes                                                      $   (104)
                                                                                    --------

                               ISOMET CORPORATION
                              Financial Statements

D.  Balance Sheet (1) (000 omitted)

                                                                      March 31                December 31
                                                                        2002                     2001
                                                                      --------                -----------
Current Assets
         Cash and Investments                                         $    728                  $    460
         Accounts Receivable Net                                           576                       721
         Other Current Assets                                            1,822                     1,573
         Inventories (2)                                                 4,336                     4,123
                                                                      --------                  --------
                                                                      $  7.462                  $  6,877
                                                                      --------                  --------

Property and Equipment at Cost                                        $  4,262                  $  4,247
         Less Accumulated Depreciation                                   2,233                     2,157
                                                                      --------                  --------
                                                                      $  2,029                  $  2,090
                                                                      --------                  --------

Other Assets                                                          $      7                  $      7
                                                                      --------                  --------
Total Assets                                                          $  9,498                  $  8,974
                                                                      --------                  --------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

         Accounts Payable                                             $    319                  $    212
         Accrued Liabilities and Other                                     260                       254
         Notes Payable to Banks                                          1,040                       322
                                                                      --------                  --------
                                                                      $  1,619                  $    788

Long Term Liabilities                                                 $    894                  $    943
                                                                      --------                  --------
Total Liabilities                                                     $  2,513                  $  1,731
                                                                      --------                  --------

Stockholders' Equity (3)
         Common Stock Par Value $1 Per Share:
         Authorized 2,500,000 Shares; Issued
         And Outstanding: 1,978,090                                   $  1,978                  $  1,978
         Capital Contributed in Excess of Par Value                      4,274                     4,274
         Retained Earnings                                                 774                     1,005
         Foreign Exchange Adjustment                                       (41)                      (14)
                                                                      --------                  --------
Total Stockholders' Equity                                            $  6,985                  $  7,243
                                                                      --------                  --------
Total Liabilities and Stockholders' Equity                            $  9,498                  $  8,974
                                                                      --------                  --------

(1)      Unaudited.  Subject to Year-End Adjustments
(2)      Inventory Breakdown
                  Parts and Raw Material                              $    770                  $    543
                  Work in Process                                        2,793                     2,879
                  Finished Goods                                           773                       701
                                                                      --------                  --------
                                                                      $  4,336                  $  4,123
                                                                      --------                  --------

(3)      The number of shares of common stock
         reserved for issuance upon the exercise
         of options granted or to be granted:                          402,500                   402,500

                               ISOMET CORPORATION
                              Financial Statements

E.  Statement of Cash Flows Three Months Ended March 31 (000 omitted)

                                                               2002           2001
                                                              ------         ------


Cash Flows from Operating Activities
         Net (Loss)                                           $ (231)        $  (50)

Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities
         Depreciation and Amortization                        $   76         $   18
         Changes in Assets and Liabilities:
         (Increase) Decrease in Accounts Receivable              145            (20)
         (Increase) Decrease in Other Current Assets            (249)           (92)
         (Increase) Decrease in Inventories                     (213)            86
         Increase (Decrease) in Accounts Payable                 107           (282)
         Increase (Decrease) in Accrued Liabilities                6            (75)
         (Increase) Decrease in Other Assets                       -            (27)
                                                              ------         ------
         Total Adjustments                                    $ (128)        $ (392)
                                                              ------         ------

         Net Cash (Used) by Operating Activities              $ (359)        $ (442)
                                                              ------         ------

Cash Flows from Investing Activities

         Purchase of Property and Equipment                   $  (15)        $ (538)
                                                              ------         ------
         Net Cash (Used) by Investing Activities              $  (15)        $ (538)
                                                              ------         ------

Cash Flows from Financing Activities

         Proceeds from Exercise of Incentive Stock Options    $    -         $   30
         Proceeds of Long-Term Debt and Notes Payables        $  753         $  596
         Principal Payments Under Long-Term Debt and
                  Notes Payable                                  (84)           (36)
                                                              ------         ------
         Net Cash Provided (Used) by Financing Activities     $  669         $  590
                                                              ------         ------

         Effect of Exchange Rate Changes on Cash              $  (27)        $  (59)
                                                              ------         ------

         Net Increase (Decrease) in Cash and Investments      $  268         $ (449)
                                                              ------         ------

Cash and Investments at Beginning of Year                     $  460         $2,340
                                                              ------         ------
Cash and Investments at March 31                              $  728         $1,891
                                                              ------         ------

Supplemental Disclosures of Cash Flow Information
         Cash Paid During the Year for:
                  Interest                                    $   25         $   15
                                                              ------         ------
                  Income Taxes                                $    -         $   65
                                                              ------         ------

                               ISOMET CORPORATION
                               ------------------

                     Notes to Condensed Financial Statements
                                 March 31, 2002

1. Interim Financial Statements

This document includes unaudited interim financial statements that should be read in conjunction with the Company's latest audited annual financial statements. However, in the opinion of management, these financial statements contain all adjustments consisting only of normal recurring items necessary for a fair presentation of the Company's financial position as of March 31, 2002 and December 31, 2001, as well as the results of its operations and its cash flows for the three months ended March 31, 2002 and 2001.

                               ISOMET CORPORATION

          Item 2: Management's Analysis of Quarterly Income Statements
          ------------------------------------------------------------

Revenue for the first quarter of 2002 totaled $697,000, a decrease of $1,013,000 from the previous year. In the current quarter, systems sales declined to $0 from $51,000 last year following the discontinuance in January, 2001 of a major systems contract for laser plotters. Components sales in the first quarter of 2002 decreased to $695,000 from $1,630,000 last year, reflecting continued weak demand from customers in the telecom and inspection systems areas.

On the lower revenue level, a net loss of $(231,000) or $(.12) per share was incurred in the quarter ended March 31, 2002 compared to a net loss last year of $(50,000) or $(.03) per share. The changes in income and cost areas in comparing the two quarters are as follows:

         1.   Decrease in Gross Profit                             $403,000
         2.   Decrease in Interest & Other Income                    27,000
         3.   Decrease in Selling, G & A Costs                      (44,000)
         4.   Decrease in Product Development Costs                (110,000)
         5.   Increase in Interest Expense                           10,000
         6.   Increase in Income Tax Credit                        (105,000)
                                                                   --------

              Increase in Net Loss:                                $181,000
                                                                   --------

New orders totaled $537,000 for the quarter compared to $3,414,000 last year. Unfilled orders on March 31, 2002 totaled $1,308,000 compared to $5,205,000 on the same date last year and $1,483,000 on December 31, 2001.

As of March 31, 2002, the Company has no significant commitments for capital equipment items. To augment working capital, in February, 2002 the Company drew down $700,000 against a $750,000 line of credit. In addition, pursuant to its settlement agreement with Polaroid Graphics Imaging, LLC, the Company received payments totaling $200,000 in the first quarter of 2002. Under this agreement a further $450,000 is scheduled to be received over the period April 1 - December 31, 2002. In the August-September, 2002 time period the Company expects to receive approximately $630,000 of refundable income taxes. In addition to the sources of funds detailed above, the Company is pursuing other financing alternatives to support liquidity demands, if required, over the next twelve month period.

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

      None.

                               ISOMET CORPORATION

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 ISOMET CORPORATION



                                                 -------------------------
                                                 Registrant

                                                 By:  /s/ Jerry W. Rayburn
                                                 -------------------------
                                                 Jerry W. Rayburn
                                                 Executive Vice President
                                                 Finance and Treasurer

Date:  May 14, 2002