Form 10QSB
period 2002-06-30
ISOMET CORP
filed 2002-08-13
CIK 52708

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For Quarterly Period Ended                                   Commission File No.
         June 30, 2002                                             0-4671

                               ISOMET CORPORATION
        (Exact Name of Small Business Issuer as Specified in its Charter)


        New Jersey                                           22-1591074
(State of Incorporation)                       (IRS Employer Identification No.)



                              5263 Port Royal Road
                              Springfield, VA 22151
                    (Address of Principal Executive Offices)

                  Registrant's Telephone Number: (703) 321-8301

         Shares of Common Stock Outstanding on June 30, 2002: 1,978,090



Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.

               __X___           Yes             _____            No




Transitional Small Business Disclosure Format (check one)  Yes _____   No  __X__

                       ISOMET CORPORATION AND SUBSIDIARIES
                          Part 1: Financial Information
                          Item 1: Financial Statements

A.       Consolidated Statements of Income (1) (000 omitted)

                                            Three Months Ended               Six Months Ended
                                                  June 30                         June 30
                                          2002              2001          2002              2001
                                          ---------------------------------------------------------
1. Revenues
         a. Sales                         $     1,008   $     1,436    $     1,703    $     3,117
         b. Interest Income                         3            21              5             45
         c. Other Income                          150             1            150              6
                                          -------------------------------------------------------
                                          $     1,161   $     1,458    $     1,858    $     3,168
2. Cost and Expenses
         a. Cost of Sales                 $       754   $     1,025    $     1,420    $     2,273
         b. Selling, General & Admin              347           415            690            802
         c. Research & Development                258           270            311            433
         d. Interest Expense                       37            20             62             36
                                          ---------------------------------------------------------

Total Costs and Expenses                  $     1,396   $     1,730    $     2,483    $     3,544
                                          ---------------------------------------------------------

3. Loss Before Taxes on Income
         & Extraordinary Items            $      (235)  $      (272)   $      (625)   $      (376)

4. Benefit From Taxes on Income                  (128)         (106)          (288)          (160)
                                          ---------------------------------------------------------

5. Net Loss                               $      (107)  $      (166)   $      (337)   $      (216)
                                          ---------------------------------------------------------

Basic Net Loss Per Share                  $      (.05)  $      (.08)   $      (.17)   $      (.11)
                                          ---------------------------------------------------------


6. Diluted Net Loss Per Share             $      (.05)  $      (.08)   $      (.17)   $      (.11)
                                          ---------------------------------------------------------


Weighted Average Number of
         Shares Outstanding                 1,978,100     1,978,100      1,978,100      1,976,000

7. Number of Shares of Common Stock and
         Stock Equivalents Outstanding      1,978,100     1,978,100      1,978,100      1,976,000

8. Dividends Per Share                           --            --             --             --


(1) The results for interim periods are not necessarily indicative of results to be expected for the year due to:
     a.   Fluctuations in order receipt and customer delivery.
     b. Fluctuations in yield in manufacturing processes may cause fluctuations in operating results for interim periods.

                       ISOMET CORPORATION AND SUBSIDIARIES
                              Financial Statements

B.   Consolidated Statements of Comprehensive Income (000 omitted)


                                      Three Months Ended                  Six Months Ended
                                            June 30                            June 30
                                    2002              2001              2002             2001
                                    ---------------------------------------------------------
Net Loss                            $(107)           $(166)            $(337)           $(216)
                                    ----------------------------------------------------------


Other Comprehensive Income (Loss)
---------------------------------

Foreign Currency Translation Adj.      32                1                 5              (57)
                                    -----------------------------------------------------------

Comprehensive Loss                  $ (75)           $(165)            $(332)           $(273)
                                    -----------------------------------------------------------

                       ISOMET CORPORATION AND SUBSIDIARIES
                              Financial Statements

C. Segment Information Three Months Ended June 30 (000 omitted)


                                                                            2002
                                                       Systems          Components            Total
                                                     -----------------------------------------------
Sales                                                $        6         $    1,002          $  1,008
Cost of Sales                                                (1)               755               754
                                                     -----------        ----------          --------

Gross Profit                                         $        7         $      247          $    254
                                                     -----------        ----------


General Corporate:

         Interest and Other Income                                                               153
         Selling, General and Admin Expenses                                                    (347)
         Product Development                                                                    (258)
         Interest Expense                                                                        (37)
                                                                                            ---------

Net Loss Before Income Taxes                                                                $   (235)
                                                                                            ---------


                                                                             2001
                                                       Systems          Components            Total
                                                     -----------------------------------------------
Sales                                                $       2          $    1,434          $  1,436
Cost of Sales                                               14               1,011             1,025
                                                     ---------          ----------          --------

Gross Profit (Loss)                                  $     (12)         $      423          $    411
                                                     ---------          ----------          --------


General Corporate:

         Interest and Other Income                                                                22
         Selling, General and Admin Expenses                                                    (415)
         Product Development                                                                    (270)
         Interest Expense                                                                        (20)
                                                                                            ---------

Net Loss Before Income Taxes                                                                $   (272)
                                                                                            ---------

                       ISOMET CORPORATION AND SUBSIDIARIES
                              Financial Statements

C.   Segment Information Six Months Ended June 30 (000 omitted)


                                                                            2002
                                                       Systems        Components      Total
                                                     ----------------------------------------
Sales                                                $       6        $    1,697   $   1,703
Cost of Sales                                                7             1,413       1,420
                                                     ----------       ----------   ----------

Gross Profit (Loss)                                  $      (1)       $      284   $     283
                                                     ----------       ----------


General Corporate:

         Interest and Other Income                                                       155
         Selling, General and Admin Expenses                                            (690)
         Product Development                                                            (311)
         Interest Expense                                                                (62)
                                                                                   ----------

Net Loss Before Income Taxes                                                       $    (625)
                                                                                   ----------



                                                                            2001
                                                      Systems         Components      Total
                                                     ----------------------------------------
Sales                                                $      53        $    3,064   $   3,117
Cost of Sales                                               77             2,196       2,273
                                                     ----------       ----------   ----------

Gross Profit (Loss)                                  $     (24)       $      868   $     844
                                                     ----------       ----------


General Corporate:

         Interest and Other Income                                                        51
         Selling, General and Admin Expenses                                            (802)
         Product Development                                                            (433)
         Interest Expense                                                                (36)
                                                                                   ----------

Net Loss Before Income Taxes                                                       $    (376)
                                                                                   ----------

                       ISOMET CORPORATION AND SUBSIDIARIES
                              Financial Statements

D.   Consolidated Balance Sheet (1) (2) (000 omitted)

                                                            June 30         December 31
                                                              2002              2001
                                                            ---------------------------
Current Assets

         Cash and Investments                               $     411         $     460
         Accounts Receivable Net                                  636               721
         Other Current Assets                                   1,972             1,573
         Inventories (1)                                        4,346             4,123
                                                            ---------------------------
                                                            $   7,365         $   6,877
                                                            ---------------------------

Property and Equipment at Cost                              $   4,297         $   4,247
         Less Accumulated Depreciation                          2,327             2,157
                                                            ---------------------------
                                                            $   1,970         $   2,090
                                                            ---------------------------

Other Assets                                                $       7         $       7
                                                            ---------------------------

Total Assets                                                $   9,342         $   8,974
                                                            ---------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

         Accounts Payable                                   $     303         $     212
         Accrued Liabilities                                      258               254
         Notes Payable to Banks                                 1,042               322
                                                            ---------------------------

                                                            $   1,603         $     788
                                                            ---------------------------

Long Term Liabilities                                       $     828         $     943
                                                            ---------------------------

Total Liabilities                                           $   2,431         $   1,731
                                                            ---------------------------

Stockholders' Equity (2)
         Common Stock Par Value $1 Per Share:
         Authorized 2,500,000 Shares; Issued
         And Outstanding: 1,978,090                         $   1,978         $   1,978
         Capital Contributed in Excess of Par Value             4,274             4,274
         Retained Earnings                                        668             1,005
         Foreign Exchange Adjustment                               (9)              (14)
                                                            ---------------------------

         Total Stockholders' Equity                         $   6,911         $   7,243
                                                            ---------------------------
         Total Liabilities and Stockholders' Equity         $   9,342         $   8,974
                                                            ---------------------------

(1)      Inventory Breakdown

                  Parts and Raw Material                    $     792         $     543
                  Work in Process                               2,875             2,879
                  Finished Goods                                  679               701
                                                            ---------------------------
                                                            $   4,346         $   4,123
                                                            ---------------------------

(2)      The number of shares of common stock
         reserved for issuance upon the exercise
         of options granted or to be granted:                 402,500           402,500

                       ISOMET CORPORATION AND SUBSIDIARIES
                              Financial Statements

E.   Consolidated Statement of Cash Flows Six Months Ended June 30 (000 omitted)

                                                                       2002                      2001
                                                                       ------------------------------
Cash Flows from Operating Activities
         Net Income (Loss)                                             $  (337)              $  (216)

Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities
         Depreciation and Amortization                                 $   170               $    64
         Changes in Assets and Liabilities:
         (Increase) Decrease in Accounts Receivable                         85                   195
         (Increase) Decrease in Other Current Assets                      (399)                 (241)
         (Increase) Decrease in Inventories                               (223)                  118
         Increase (Decrease) in Accounts Payable                            91                  (268)
         Increase (Decrease) in Accrued Liabilities                          4                  (111)
         (Increase) Decrease in Deposits                                    --                  (168)
                                                                       ------------------------------

         Total Adjustments                                             $  (272)              $  (411)
                                                                       ------------------------------

         Net Cash Provided (Used) by Operating Activities              $  (609)              $  (627)
                                                                       ------------------------------

Cash Flows from Investing Activities

         Purchase of Property and Equipment                            $   (50)              $  (954)
                                                                       ------------------------------
         Net Cash (Used) by Investing Activities                       $   (50)              $  (954)
                                                                       ------------------------------

Cash Flows from Financing Activities
         Proceeds of Long-Term Debt, Notes Payable and
              Line of Credit                                           $   796               $   943
         Proceeds from Exercise of Incentive Stock Options                  --                    30
         Principal Payments Under Long-Term Debt and
                  Notes Payable                                           (191)                  (72)
                                                                       ------------------------------
         Net Cash Provided (Used) by Financing Activities              $   605               $   901
                                                                       ------------------------------

         Effect of Exchange Rate Changes on Cash                       $     5               $   (58)
                                                                       ------------------------------

         Net Increase (Decrease) in Cash                               $   (49)              $  (738)
                                                                       ------------------------------

Cash and Investments at Beginning of Year                              $   460               $ 2,340
                                                                       ------------------------------
Cash and Investments at June 30                                        $   411               $ 1,602
                                                                       ------------------------------

Supplemental Disclosures of Cash Flow Information
         Cash Paid During the Year for:
                  Interest                                             $    62               $    36
                                                                       ------------------------------
                  Income Taxes                                         $    --               $    77
                                                                       ------------------------------

                       ISOMET CORPORATION AND SUBSIDIARIES

                     Notes to Condensed Financial Statements
                                  June 30, 2002

1.   Interim Financial Statements

     This document includes unaudited interim financial statements that should be read in conjunction with the Company's latest audited annual financial statements. However, in the opinion of management, these financial statements contain all adjustments consisting only of normal recurring items necessary for a fair presentation of the Company's financial position and to make the financial statements not misleading as of June 30, 2002 and December 31, 2001, as well as the results of its operations for the three and six months ended June 30, 2002 and 2001 and its cash flows for the six months ended June 30, 2002 and 2001.

2. Other income of $150,000 in the quarter ended June 30, 2002 reflects a reduction of the previously established loss provision against amounts due from Polaroid Graphics Imaging LLC, pursuant to the settlement agreement of December 2001. This reduction reflects the Company's best estimate of recoverable amounts under the settlement agreement as of June 30, 2002. Without this adjustment the net loss totals for the quarter and six months ended June 30, 2002, would have been $.08 per share higher.

                               ISOMET CORPORATION

          Item 2: Management's Analysis of Quarterly Income Statements

This Quarterly Report contains certain "forward looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. These statements involve risk and uncertainties that could cause actual results to differ materially from those expressed in this Quarterly Report. These risks and uncertainties include, but are not limited to, our ability to obtain alternative financing and our ability to limit our losses and become profitable, as well as other risks and uncertainties included in our filings with the Securities Exchange Commission. We assume no obligation to update any forward looking statements contained in this Quarterly Report.

Revenue in the second quarter of 2002 decreased to $1,161,000 from $1,458,000 last year, as sales of component products to telecom and inspection systems customers were $432,000 less than the previous year. Interest and other income increased by $131,000, due primarily to a $150,000 positive modification of the loss provision against amounts due from Polaroid Graphics Imaging LLC. See Note 2 of the Financial Statements. For the six months ended June 30, 2002, revenue decreased to $1,858,000 from $3,168,000 for the same period in 2001. This decrease was primarily in the components area and was due to lower demand from customers in telecom and inspection systems areas.

The net loss of $(107,000) or $(.05) per share for the quarter ended June 30, 2002, compares to a net loss in last year's same period of $(166,000) or $(.08) per share.

The net loss of $(337,000) or $(.17) per share for the first six months of 2002 compares to a net loss in last year's same period of $(216,000) or $(.11) per share. The changes in income and cost areas in comparing the three and six month periods for both years are as follows:

Three Month Period
------------------

1.       Decrease in Gross Profit                               $(157,000)
2.       Increase in Interest and Other Income                    131,000
3.       Decrease in Selling, G & A Costs                          68,000
4.       Decrease in Product Development Costs                     12,000
5.       Increase in Interest Expense                             (17,000)
6.       Increase in Income Tax Credit                             22,000
                                                                ---------
         Decrease in Net Loss                                   $  59,000

Six Month Period
----------------

1.       Decrease in Gross Profit                               $ 561,000
2.       Increase in Interest and Other Income                   (104,000)
3.       Decrease in Selling, G & A Costs                        (112,000)
4.       Decrease in Product Development Costs                   (122,000)
5.       Increase in Interest Expense                              26,000
6.       Increase in Income Tax Credit                           (128,000)
                                                                ---------
         Increase in Net Loss                                   $ 121,000

The decrease in gross profit for the three and six month periods ended June 30, 2002, is the result of lower sales levels and higher cost of sales percentages, due to reduced production efficiency from idle plant capacity. Selling and G & A expenses decreased in the two periods due to cost reduction efforts, including less travel, legal and annual report expenses.

New orders totaled $884,000 for the quarter and $1,421,000 for the current six month period, compared to $514,000 and $3,928,000 respectively, for the same periods last year. Unfilled orders on June 30, 2002 totaled $1,195,000, compared to $2,489,000 on the same date last year and $1,483,000 on December 31, 2001.

As of June 30, 2002 the Company has no significant commitments for capital equipment items. To augment working capital, in February 2002, the Company borrowed $700,000 against a bank line of credit with Bank of America with a maturity date of June 30, 2002. Prior to June 30, 2002, Bank of America indicated to the Company that it would enter into a 90-day forbearance agreement with respect to repayment of the line of credit. As of June 30, 2002, the total amount of principal and interest outstanding under the line of credit was $700,000 and $0, respectively. In July 2002, pursuant to a forbearance agreement entered into with Bank of America, Bank of America agreed not to exercise any remedies available to it in connection with this loan until September 30, 2002, so long as the forbearance agreement is not terminated earlier. Bank of America did not waive or release any existing or future default by the Company with respect to the line of credit under the forbearance agreement. As of the date hereof, the total arrearage under the loan is $700,000.

Under its settlement agreement with Polaroid Graphics Imaging LLC, the Company received payments totaling $200,000 in the first quarter of 2002 and $150,000 in the quarter ended June 30, 2002. The agreement calls for an additional $300,000 to be received over the period July 1 - December 31, 2002. In late July 2002, the Company received $573,000 in refundable income taxes, with an additional approximate $60,000 expected to be received in the August - September 2002 time frame. In addition to the sources of funds detailed above, the Company is in the process of seeking alternative financing to repay the $700,000 bank loan referred to above and to provide additional working capital for operations. There is no assurance that the Company will be able to obtain alternative financing on terms acceptable to the Company.

                               ISOMET CORPORATION

                           Part II: Other Information

1.   Legal Proceedings

          None.

2.   Change in Securities

          None.

3.   Defaults Upon Senior Securities

          The information regarding the bank line of credit and forbearance agreement with Bank of America NA disclosed in the Management's Analysis of Quarterly Income Statements in Part I of this Form 10-QSB is incorporated by reference in its entirety herein.

4.   Submission of Matters to a Vote of Security Holders

          At the Company's May 30, 2002 Annual Meeting of Shareholders, the holders of Common Stock elected five directors for one year terms. The votes for each nominee were as follows:

                                    For                       Withheld
                                    ----------------------------------
          Leon Bademian             1,643,482                 5,573
          Thomas P. Meloy           1,640,032                 9,023
          Jerry W. Rayburn          1,643,482                 5,573
          Wilson G. Saville II      1,643,482                 5,573
          Henry Zenzie              1,639,882                 9,173

5.   Other Information

          On July 31, 2002, the Audit Committee met by telephone conference call with the Company's audit firm. The Committee approved the appointment and compensation of the firm of Aronson & Company as auditors for the years 2002 and 2003. In addition, the firm was approved to prepare the Company's Federal and State income tax returns for each of those years and for the firm to consult with the Company as management considers necessary regarding the preparation of those returns.

6.   Exhibits and Reports on Form 8K

          Exhibit 10.1 Forbearance Agreement between Isomet Corporation and Bank of America NA effective June 30, 2002.

          No reports on Form 8-K were filed by the Company during the three month period ending June 30, 2002.

                               ISOMET CORPORATION

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   ISOMET CORPORATION

                                                   _______________________
                                                   Registrant

                                                   By:/s/ Jerry W. Rayburn
                                                     ---------------------
                                                   Jerry W. Rayburn
                                                   Executive Vice President
                                                   Finance and Treasurer
                                                   (Principal Financial and
                                                   Accounting Officer)
Date:     August 13, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Isomet Corporation (the "Company") on Form 10-QSB for the quarter ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, the Chief Executive Officer and the Chief Financial Officer of the Company, certify, pursuant to and solely for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of our knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                   By:/s/ Jerry W. Rayburn
                                                      --------------------
                                                   Jerry W. Rayburn
                                                   Executive Vice President
                                                   Finance

Date:  August 13, 2002

                                                   By:/s/ Henry Zenzie
                                                      ----------------
                                                   Henry Zenzie
                                                   President and Chief
                                                   Executive Officer