Form 10QSB
period 2002-09-30
ISOMET CORP
filed 2002-11-13
CIK 52708

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2002

Commission File No. 0-4671

ISOMET CORPORATION
(Exact Name of Small Business Issuer as Specified in its Charter)

New Jersey	22-1591074
(State of Incorporation)	(IRS Employer Identification No.)

5263 Port Royal Road
Springfield, VA 22151
(Address of Principal Executive Offices)

Issuer’s Telephone Number: (703) 321-8301

Shares of Common Stock Outstanding on September 30, 2002: 1,978,090

Transitional Small Business Disclosure Format (check One) Yes  ☐   No  ☒

ISOMET CORPORATION
Part 1: Financial Information
Item 1: Financial Statements (1) (2) (3)

A.	Consolidated Statements of Income (000 omitted)

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
1. Revenues
a. Sales	$771	$886	$2,474	$4,003
b. Interest Income	4	15	8	61
c. Other Income	200	2	351	8

	$975	$903	$2,833	$4,072
2. Cost and Expenses
a. Cost of Sales	$675	$697	$2,095	$2,971
b. Selling, General & Admin	346	353	1,035	1,155
c. Research & Development	161	190	472	623
d. Interest Expense	40	17	103	52

Total Costs and Expenses	$1,222	$1,257	$3,705	$4,801

3. Loss Before Taxes on Income	$(247)	$(354)	$(872)	$(729)
4. Benefit From Taxes on Income	(109)	(133)	(397)	(292)

5. Net Loss	$(138)	$(221)	$(475)	$(437)

Basic Net Loss Per Share	$(.07)	$(.11)	$(.24)	$(.22)
Diluted Net Loss Per Share	$(.07)	$(.11)	$(.24)	$(.22)

6. Weighted Average Number of Shares Outstanding	1,978,100	1,978,100	1,978,100	1,976,700
7. Weighted Average Number of Shares and Stock Equivalents Outstanding	1,978,100	1,978,100	1,978,100	1,976,700
8. Dividends Per Share	—	—	—	—

(1)	These Financial Statements are unaudited.

(2)	The results for interim periods are not necessarily indicative of results to be expected for the year due to:
a.	Fluctuations in order receipt and customer delivery.
b.	Fluctuations in yield in manufacturing processes may cause fluctuations in operating results for interim periods.

(3)
In the opinion of management, all adjustments have been made which are necessary to reflect a fair statement of the results for the three and nine months ended September 30, 2002 and September 30, 2001. All such adjustments are of a normal and recurring nature.

ISOMET CORPORATION
Financial Statements

B.	Consolidated Statements of Comprehensive Income (000 omitted)
	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Net Loss	$(138)	$(221)	$(475)	$(437)

Other Comprehensive Income

Foreign Currency Translation Adj.	(1)	24	4	(33)

Comprehensive Loss	$(139)	$(197)	$(471)	$(470)

ISOMET CORPORATION
Financial Statements

C.	Segment Information Nine Months Ended September 30 (000 omitted)

	Systems	2002 Components	Total
Sales	$6	$2,468	$2,474
Cost of Sales	8	2,087	2,095

Gross Profit (Loss)	$(2)	$381	$379

General Corporate:
Interest Income and Other Revenue			359
Selling, General and Admin Expenses			(1,035)
Product Development			(472)
Interest Expense			(103)

Net Loss Before Income Taxes			$(872)

	Systems	2001 Components	Total
Sales	$97	$3,906	$4,003
Cost of Sales	144	2,827	2,971

Gross Profit (Loss)	$(47)	$1,079	$1,032

General Corporate:
Interest Income and Other Revenue			69
Selling, General and Admin Expenses			(1,155)
Product Development			(623)
Interest Expense			(52)

Net Loss Before Income Taxes			$(729)

ISOMET CORPORATION
Financial Statements

C.	Segment Information Three Months Ended September 30 (000 omitted)

	Systems	2002 Components	Total
Sales	$1	$770	$771
Cost of Sales	1	674	675

Gross Profit (Loss)	$0	$96	$96

General Corporate:
Interest Income and Other Revenue			204
Selling, General and Admin Expenses			(346)
Product Development			(161)
Interest Expense			(40)

Net Loss Before Income Taxes			$(247)

	Systems	2001 Components	Total
Sales	$45	$841	$886
Cost of Sales	66	631	697

Gross Profit (Loss)	$(21)	$210	$189

General Corporate:
Interest Income and Other Revenue			17
Selling, General and Admin Expenses			(353)
Product Development			(190)
Interest Expense			(17)

Net Loss Before Income Taxes			$(354)

ISOMET CORPORATION
Financial Statements

D.	Consolidated Balance Sheets (1) (000 omitted)

	September 30 2002	December 31 2001
Current Assets
Cash and Investments	$763	$460
Accounts Receivable Net	548	721
Other Current Assets	1,425	1,573
Inventories (2)	4,367	4,123

	$7,103	$6,877

Property and Equipment at Cost	$4,310	$4,247
Less Accumulated Depreciation	(2,412)	(2,157)

	$1,898	$2,090

Other Assets	$7	$7

Total Assets	$9,008	$8,974

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$176	$212
Accrued Liabilities	278	254
Notes Payable to Banks	1,028	322

Total Current Liabilities	$1,482	$788

Long Term Liabilities	$755	$943

Total Liabilities	$2,237	$1,731

Stockholders’ Equity (3)
Common Stock Par Value $1 Per Share:
Authorized 2,500,000 Shares; Issued
And Outstanding: 1,978,090	$1,978	$1,978
Capital Contributed in Excess of Par Value	4,274	4,274
Retained Earnings	529	1,005
Foreign Exchange Adjustment	(10)	(14)

Total Stockholders’ Equity	$6,771	$7,243

Total Liabilities and Stockholders’ Equity	$9,008	$8,974

(1) Unaudited. Subject to Year-End Adjustments
(2) Inventory Breakdown
Parts and Raw Material	$680	$543
Work in Process	2,967	2,879
Finished Goods	720	701

	$4,367	$4,123

(3) The number of shares of common stock reserved for issuance upon the exercise of options granted or to be granted:	390,500	402,500

ISOMET CORPORATION
Financial Statements

E.	Consolidated Statement of Cash Flows
Nine	Months Ended September 30 (000 omitted)

	2002	2001
Cash Flows from Operating Activities
Net (Loss)	$(475)	$(437)

Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities
Depreciation and Amortization	$255	$127
Changes in Assets and Liabilities
(Increase) Decrease in Accounts Receivable	173	81
(Increase) Decrease in Other Current Assets	147	(330)
(Increase) Decrease in Inventories	(244)	(48)
Increase (Decrease) in Accounts Payable	(36)	(315)
Increase (Decrease) in Accrued Liabilities	24	(74)
(Increase) Decrease in Deposits	—	117

Total Adjustments	$319	$(442)

Net Cash (Used) by Operating Activities	$(156)	$(879)

Cash Flows from Investing Activities
Purchase of Property and Equipment and Leasehold Improvements	$(63)	$(1,454)

Cash Flows from Financing Activities
Proceeds of Long-Term Debt, Notes Payable and Line of Credit	$773	$1,044
Proceeds from Exercise of Incentive Stock Options	—	30
Principal Payments Under Long-Term Debt and Notes Payable	(255)	(122)

Net Cash Provided by Financing Activities	$518	$952

Effect of Exchange Rate Changes on Cash	$4	$(34)

Net Increase (Decrease) in Cash and Investments	$303	$(1,415)

Cash and Investments at Beginning of Year	$460	$2,340

Cash and Investments at September 30	$763	$925

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Year for:
Interest	$103	$52

Income Taxes	$—	$77

ISOMET CORPORATION

Notes to Condensed Financial Statements
September 30, 2002

1.
Interim Financial Statements - This document includes unaudited interim financial statements that should be read in conjunction with the Company’s latest audited annual financial statements. However, in the opinion of management, these financial statements contain all adjustments consisting only of normal recurring items necessary for a fair presentation of the Company’s financial position as of September 30, 2002 and December 31, 2001, as well as the results of its operations for the three and nine months ended September 30, 2002 and 2001 and its cash flows for the nine months ended September 30, 2002 and 2001, and to make these financial statements not misleading.

2.
Other income of $200,000 in the quarter ended September 30, 2002 and $350,000 for the nine months ended September 30, 2002, reflects a reduction of the previously established loss provision against amounts due from Polaroid Graphics LLC, pursuant to the settlement agreement of December 2001. This reduction reflects the Company’s best estimate of recoverable amounts under the settlement agreement as of September 30, 2002. Without this adjustment the net loss totals for the three and nine months ended September 30, 2002, would have been $(.17) and $(.42) per share.

ISOMET CORPORATION

Item 2: Management’s Discussion and Analysis of Quarterly Income Statements

This Quarterly Report contains certain “forward looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. These statements involve risk and uncertainties that could cause actual results to differ materially from those expressed in this Quarterly Report. These risks and uncertainties include, but are not limited to, our ability to limit our losses and become profitable. Also, fluctuations in order receipt and customer delivery and fluctuations in yield in manufacturing processes may cause fluctuations in operating results for interim periods, as well as other risks and uncertainties included in our filings with the Securities Exchange Commission. We assume no obligation to update any forward looking statements contained in this Quarterly Report.

Revenue, including interest and other income, in the third quarter of 2002 increased to $975,000 from $903,000 for the same period last year. Sales of component products decreased by $115,000, whereas, interest and other income increased by $187,000. Other income increased $198,000 due primarily to a $200,000 positive modification of the loss provision against amounts due from Polaroid Graphics Imaging, LLC (see Note 2 to the Financial Statements). For the nine months ended September 30, 2002, revenue decreased to $2,833,000 from $4,072,000 for the same period in 2001. In the current nine month period, sales of component products to telecom and inspection systems customers decreased by $1,529,000, compared to last year. Interest and other income rose by $290,000. Interest income decreased by $53,000, but other income increased by $343,000, due to the positive loss provision referred to above of $200,000 in the third quarter of 2002 and $150,000 in the second quarter of 2002.

The net loss of $(138,000) or $(.07) per share for the quarter ended September 30, 2002, compares to a net loss in last year’s same period of $(221,000) or $(.11) per share.

The net loss of $(475,000) or $(.24) per share for the first nine months of 2002 compares to a net loss in last year’s same period of $(437,000) or $(.22) per share. The changes in income and cost areas in comparing the three and nine month periods for both years are as follows:

Three Month Period
1.	Decrease in Gross Profit	$(93,000)
2.	Increase in Interest and Other Income	187,000
3.	Decrease in Selling, G & A Costs	7,000
4.	Decrease in Product Development Costs	29,000
5.	Increase in Interest Expense	(23,000)
6.	Decrease in Income Tax Credit	(24,000)

	Decrease in Net Loss	$83,000

Nine Month Period
1.	Decrease in Gross Profit	$(653,000)
2.	Increase in Interest and Other Income	290,000
3.	Decrease in Selling, G & A Costs	120,000
4.	Decrease in Product Development Costs	151,000
5.	Increase in Interest Expense	(51,000)
6.	Increase in Income Tax Credit	105,000

	Increase in Net Loss	$(38,000)

The decrease in gross profit for the three and nine month periods ended September 30, 2002, is the result of lower sales levels and higher cost of sales percentages, due to reduced production efficiency from idle plant capacity. Selling and G & A expenses decreased in the two periods due to cost reduction efforts, including less travel, legal and annual report expenses.

New orders totaled $501,000 for the current quarter and $1,923,000 for the current nine month period, compared to $483,000 and $4,411,000 respectively, for the same periods last year. Unfilled orders on September 30, 2002 totaled $938,000, compared to $1,474,000 on the same date last year and $1,483,000 on December 31, 2001.

As of September 30, 2002, the Company has no significant commitments for capital equipment items other than as described herein. To augment liquidity, the Company has recently finalized a working capital line of credit for a maximum amount of $1,500,000 with RZB Finance, LLC, New York, NY. A portion of the proceeds of this facility was used to repay $700,000 to Bank of America, NA, which amount represented the total outstanding principal due Bank of America, NA pursuant to funds borrowed in February 2002. Separately, the Company paid penalties of $12,500 and accrued interest through November 12, 2002, of approximately $1,600. The line of credit with Bank of America, NA has been paid off in full.

Prior to being paid off in full (as described above), the Company’s line of credit with Bank of America, NA had a maturity date of June 30, 2002. Prior to that date, Bank of America, NA indicated to the Company that it would enter into a ninety-day forbearance agreement with respect to repayment of the line of credit. In July 2002, pursuant to a forbearance agreement, Bank of America, NA agreed not to exercise any remedies available to it in connection with its line of credit with the Company until September 30, 2002, so long as the forbearance agreement was not terminated earlier. Subsequently, Bank of America, NA agreed to further extend the repayment date of its line of credit with the Company until October 31, 2002, and then until November 12, 2002. Bank of America, NA did not waive or release any existing or future default by the Company with respect to the line of credit in connection with any extension of the repayment date. As of the date hereof, the Company’s line of credit with Bank of America, NA has been paid off in full.

The Company also recently renegotiated its equipment leasing facility with Banc of America Leasing & Capital, LLC. The new agreement provides for amendment and continuance of the lease to November 5, 2003, with Banc of America agreeing to waive any prior occurrence of default relating to the Company’s loan facility with Bank of America, NA. Pursuant to the amended lease terms, the interest rate under the lease increased from approximately 8% to 10% and the Company is required to make principal payments as follows:

1.	$50,000	By November 12, 2002
2.	$50,000	February 2003
3.	$50,000	May 2003
4.	$50,000	August 2003

These payments are in addition to scheduled principal and interest payments under the lease schedules.

Under its settlement agreement with Polaroid Graphics Imaging, LLC, the Company received payments totaling $350,000 in the first six months of 2002 and $150,000 in the quarter ended September 30, 2002. The agreement calls for an additional $150,000 to be received over the period October 1 - December 31, 2002. In the quarter ended September 30, 2002, the Company received approximately $590,000 in refundable income taxes, with an additional approximate $43,000 expected to be received in the October - December 2002 time frame.

Item 3: Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days prior to the filing date of this quarterly report and based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1933, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

ISOMET CORPORATION

Part II: Other Information

1.	Legal Proceedings

None

2.	Change in Securities

None

3.	Defaults Upon Senior Securities

The information regarding the Company’s line of credit with Bank of America, NA and the extensions of the repayment date with respect thereto, disclosed in the Management’s Discussion and Analysis of Quarterly Income Statements in Part I of this Form 10-QSB is incorporated by reference in its entirety herein.

4.	Submission of Matters to a Vote of Security Holders

None

5.	Other Information

None

6.	Exhibits and Reports on Form 8K

a.  Exhibits

10.1	Working Capital revolving facility between Isomet Corporation and RZB Finance, LLC effective November 8, 2002.

10.2	Lease agreement between Isomet Corporation and Banc of America Leasing and Capital, LLC effective November 5, 2002.

b.  Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the three month period ending September 30, 2002.

ISOMET CORPORATION

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISOMET CORPORATION Registrant

/s/ Jerry W. Rayburn
Jerry W. Rayburn Executive Vice President Finance and Treasurer (Principal Financial and Accounting Officer)

Date:    November 13, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Isomet Corporation (the “Company”) on Form 10-QSB for the quarter ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), we, the Executive Vice President of Finance and the Chief Executive Officer of the Company, certify, pursuant to and solely for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of our knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Jerry W. Rayburn
Jerry W. Rayburn Executive Vice President Finance

Date:  November 13, 2002

/s/ Henry Zenzie
Henry Zenzie President and Chief Executive Officer

CERTIFICATIONS

I, Jerry W. Rayburn, Executive Vice President of Finance of Isomet Corporation certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Isomet Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002	/s/ Jerry W. Rayburn
Jerry W. Rayburn Executive Vice President Finance

CERTIFICATIONS

I, Henry Zenzie, President of Isomet Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Isomet Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002	/s/ Henry Zenzie
President